Form 10-Q
period 2012-02-29
COMMONWEALTH REALTY PARTNERS, INC.
filed 2012-05-31
CIK 1477130

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number

Commonwealth Realty Partners, Inc.
(Exact name of registrant as specified in its charter)

Nevada	27-1219412
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

For correspondence, please contact:

Jillian Ivey Sidoti, Esq.
38730 Sky Canyon Drive – Ste A
Murrieta, CA 92563
(323) 799-1342 (phone)
(951) 224-6675 (fax)

50 Federal Street
Newburyport, MA 01950
(Address of principal executive offices)

Telephone: 978-255-2949
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

At May 17, 2012, there were 10,000,000 shares outstanding of the registrant’s common stock.

COMMONWEALTH REALTY PARTNERS, INC.
TABLE OF CONTENTS
FEBRUARY 29, 2012

Balance Sheets as of February 29, 2012 and November 30, 2011 (unaudited)	F-1

Statements of Operations for the three months ended February 29, 2012 and February 28, 2011 and the Period from November 18, 2009 (date of inception) to February 29, 2012 (unaudited)	F-2

Statement of Stockholder’s Deficit as of February 29, 2012 (unaudited)	F-3

Statements of Cash Flows for the three months ended February 29, 2012 and February 28, 2011 and the Period from November 18, 2009 (date of inception) to February 28, 2012 (unaudited)	F-4

Notes to Financial Statements	F-5 to F-7

COMMONWEALTH REALTY PARTNERS, INC.

(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (unaudited)
As of February 29, 2012 and November 30, 2011

	February 29, 2012	November 30, 2011
ASSETS

Current Assets
Cash and equivalents	$2,789	$2,789
Prepaid expenses	0	0

TOTAL ASSETS	$2,789	$2,789

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accrued expenses	$6,000	$7,116
Note payable – related party	11,172	10,056

Total current liabilities	17,172	17,172

Stockholders’ equity (deficit)
Preferred Stock, $.001 par value, 10,000,000 shares authorized, 1,000,000 shares issued and outstanding	1,000	1,000
Common Stock, $.001 par value, 65,000,000 shares authorized, 10,000,000 shares issued and outstanding	10,000	10,000
Deficit accumulated during the development stage	(25,383)	(25,383)
Total stockholders’ equity (deficit)	(14,383)	(14,383)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,789	$2,789

See accompanying notes to financial statements.

COMMONWEALTH REALTY PARTNERS, INC.

 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
Three Months Ended February 29, 2012 and February 28, 2011
Period from November 18, 2009 (Inception) to February 29, 2012

	Three Months Ended February 29, 2012	Three Months Ended February 28, 2011	From November 18, 2009 (Inception) to February 29, 2012

Revenues	$-0-	$-0-	$-0-

Expenses	-0-	118	25,383

Net Income (Loss)	$-0-	$(118)	$(25,383)

Net income (loss) per share:
Basic and diluted	$0.00	$(0.00)

Weighted average shares outstanding:
Basic and diluted	10,000,000	10,000,000

See accompanying notes to financial statements.

COMMONWEALTH REALTY PARTNERS, INC.

(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (unaudited)
Period from November 18, 2009 (Inception) to February 29, 2012

	Preferred Stock		Common Stock		Deficit accumulated during the development
			Shares	Amount	stage	Total
Issuance of stock @ $.001	1,000,000	$1,000	10,000,000	$10,000	$-	$11,000
Net loss for the period ended November 30, 2009	-	-	-	-	(2,600)	(2,600)
Balance, November 30, 2009	1,000,000	1,000	10,000,000	10,000	(2,600)	8,400

Net loss for the year ended November 30, 2010	-	-	-	-	(15,093)	(15,093)

Balance, November 30, 2010	1,000,000	1,000	10,000,000	10,000	(17,693)	(6,693)

Net loss for the year ended November 30, 2011	-	-	-	-	(7,690)	(7,690)

Balance, November 30, 2010	1,000,000	1,000	10,000,000	10,000	(25,383)	(14,383)

Net income (loss) for the three months ended February 29, 2012	-	-	-	-	-	-

Balance, February 29, 2012	1,000,000	$1,000	10,000,000	$10,000	$(25,383)	$(14,383)

See accompanying notes to financial statements.

COMMONWEALTH REALTY PARTNERS, INC.

(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
Three Months Ended February 29, 2012 and February 28 2011
Period from November 18, 2009 (Inception) to February 29, 2012

	Three Months Ended February 29, 2012	Three Months Ended February 28, 2011	Period from November 18, 2009 (Inception) to February 29, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$0	$(118)	$(25,383)
Change in non-cash working capital items:
(Increase) decrease in prepaid expenses	0	0	0
Increase (decrease) in accrued expenses	(1,116)	(6,383)	6,000
NET CASH (USED IN) OPERATING ACTIVITIES	(1,116)	(6,501)	(19,383)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of stock	0	0	11,000
Proceeds from note payable – related party	1,116	8,000	11,172
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,116	8,000	22,172

NET INCREASE (DECREASE) IN CASH	0	1,499	2,789

CASH, BEGINNING OF PERIOD	2,789	1,290	-0-
CASH, END OF PERIOD	$2,789	$2,789	$2,789

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-0-	$-0-
Income taxes paid	$-0-	$-0-

See accompanying notes to financial statements.

COMMONWEALTH REALTY PARTNERS, INC.

(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

February 29, 2012

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES

Nature of Business
CommonWealth Realty Partners, Inc. is a development stage company and was incorporated in Nevada on November 18, 2009.  The Company’s objective is to purchase, manage, and dispose of real estate assets.

Development Stage Company
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for development stage companies.  A development stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

Cash and Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At February 29, 2012 and November 30, 2011 the Company had $2,789 of unrestricted cash.

Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, prepaid expenses, accrued expenses, and an amount due to a related party. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Income Taxes
Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Basic loss per share
Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

COMMONWEALTH REALTY PARTNERS, INC.

(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

February 29, 2012

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES (continued)

Organizational Costs
Costs of start-up activities, including organizational costs, are expensed as incurred.

Offering Costs
Debt issue costs are deferred and amortized over the term of the related debt. The direct incremental costs of issuing securities (offering costs) are deferred and deducted from the proceeds of the offering.

Recent Accounting Pronouncements
The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 – ACCRUED EXPENSES

Accrued expenses consisted of the following at February 29, 2012 and November 30, 2011:

	February 29, 2012	November 30, 2011
Accrued professional fees	$6,000	$6,000
Accrued state excise tax	0	456
Accrued state license fees	0	660
Total Accrued Expenses	$6,000	$7,116

NOTE 3 – NOTES PAYABLE – RELATED PARTY

The Company received a $1,600 note payable from an individual on November 18, 2009, and, from the same individual, another $8,000 in December, 2010 and $1,116 in February, 2012.  The notes are due on demand, unsecured, and bear no interest.  The individual is a shareholder, officer, and director of the Company.

NOTE 4 – INCOME TAXES

For the periods ended February 29, 2012, the Company has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $25,400 at February 29, 2012, and will expire beginning in the year 2029.

COMMONWEALTH REALTY PARTNERS, INC.

(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

February 29, 2012

NOTE 4 – INCOME TAXES (continued)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	February 29, 2012	November 30, 2011
Deferred tax asset attributable to:
Net operating loss carryover	$8,640	$8,640
Valuation allowance	(8,640)	(8,640)
Net deferred tax asset	$-	$-

NOTE 5 – PREFERRED STOCK

At February 29, 2012, the Company had 1,000,000 shares of preferred stock that were issued and outstanding.  Each share of preferred stock can be converted into one share of common stock.  Each share of preferred stock carries voting rights that are the same as the common shares voting rights.  Presently, the preferred shares do not carry any preferences, right, or privileges that differ form those of the common shares.

NOTE 6 – SUBSEQUENT EVENTS

The Company has committed to issue 50,000 common shares to its corporate attorney, for services to be rendered.

The Company has analyzed its operations subsequent to February 29, 2012 through the date these financial statements were issued and has determined that it does not have any other material subsequent events to disclose in these financial statements.

NOTE 7 – LIQUIDITY AND GOING CONCERN

Commonwealth Realty Partners, Inc., has operating losses since inception, has not yet begun executing its business plan, and has not yet received revenues from sales of products or services.  These factors create substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations.  Management’s plans include selling its equity securities and obtaining debt financing to fund its capital requirement and ongoing operations; however, there can be no assurance the Company will be successful in these efforts.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in this report and those in our S-1 registration statement deemed effective on October 14, 2010 and our Post Effective Amendment filed on May 17, 2012. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including but not limited to, those described under “Risk Factors” included in Part II, Item IA of this report.

Overview

COMMONWEALTH REALTY PARTNERS, INC. (“we”, “us”, the “Company” or like terms) was incorporated in the State of Nevada on November 18, 2009.  We are a developmental stage company and have not generated any revenues to date.  Since inception, we have not engaged in any business operations other than in connection with our organization and the preparation and filing our registration statement on a Form S-1 (the “Registration Statement”).  We have no full-time employees and do not own or lease any property.

We intend to invest in single and multi-family residential properties and certain commercial properties. The Company will purchase, manage, and dispose of revenue producing assets, specifically residential and commercial properties. In addition to owning and operating revenue producing assets, we intend to seek out special situation joint ventures as well as provide property management for our own portfolio.

Investment Policies

We are looking to purchase various types of properties that fit the following criteria:

Stable/Performing Assets:

Assets that may be purchased as current cash flowing properties that have a low vacancy rate will be purchased at a capitalization rate of 7% to 10%.

Non-performing assets:

Those assets that we identify as “non-performing assets” are those properties that have little cash flow but have potential for great value increases so long as we add value in terms of rehab or management to the property. We will seek properties with capitalization rates of no less than 10% capitalization upon stabilization. Capitalization Rate is defined as the ratio between the net operating income produced by an asset and its capital cost (the original price paid to buy the asset) or its current market value. It is calculated by dividing the net operating income by the purchase price of the property. We plan to “stabilize” distressed properties or non-performing assets by adding value through new management and rehab. We will consider a property stabilized upon the completion of rehab and the entry of new tenants (if need be.)

Quick turnover properties:

We may seek out properties that we can “flip” or purchase and sell in less than a year. We will only seek out properties which we believe we can resell for no less than a 10% gross margin.

Of these, we look to acquire any of the following types of properties:

1.)
Commercial properties (retail, office, and multi-family) including stable assets (those that cash flow, but have little upside on equity) and “value-added” assets where the current asset has little cash flow, but has the potential for great value increases and increased cash flow so long as we add value through rehab or remanaging.

2.)	Residential
i.	Purchase defunct development deals. Deals that have already been permitted and construction or rehab may begin immediately
ii.	Low risk, high margin deals with quick turn-around, also known as “flips.” In the event we only raise 50% of the proceeds herein described, these are the properties we would most likely invest.

We may also elect to enter into a joint venture agreement and invest in the properties of other, non-affiliated developers. We have not identified any joint ventures that we may invest in. We will seek to form relationships with likeminded owner operators/developers that are established in other parts of the country.

We do not intend on acquiring any properties from any related parties.

Competition

We will face competition from other developers that are looking to implement or are already implementing a similar business plan to ours. Further, we may be at a disadvantage to our competition who may have greater capital resources than we do, specifically cash. It has become increasingly difficult to obtain lending on many properties and those developers that are able to close without financing and pay the full purchase price of a property in cash may be able to close on more properties or may realize a greater profit as they will be able to negotiate better purchasing terms.

Our officer and director, Chris Cronin, has significant experience in real estate development. He also has experience in construction. We hope this, coupled with his relationships with local lenders, will distinguish us from our competition. Further, we believe that our business plan, which allows us to look for several different types of properties, provides us with greater opportunities than other real estate development companies.

Conflicts of Interest

There are currently no conflicts of interest between the Company, our officer, directors or affiliates. To this end:

i)
Our officer is not a general partner or an affiliate of the general partner in other investment entities (public and/or private) engaged in making similar investments or otherwise makes or arranges for similar investments.

ii)	The officer does not have the authority to invest the Company’s funds in other entities in which our officer or an affiliate has an interest.
iii)	No properties in which our officer or our affiliates have an interest are bought from or properties are sold to officer or our affiliates or entities in which they have an interest.
iv)	Our officers and affiliates do not own or have an interest in properties adjacent to those to be purchased and developed by the Company.
v)	There are no affiliates of the Company who act as underwriters, real estate brokers or managers for the partnership, act in such capacities for other partnerships or entities.
vi)	No affiliate of the Company places mortgages for the Company or otherwise acts as a finance broker or as insurance agent or broker receiving commissions for such services.
vii)
No affiliate of the Company acts (a) as an underwriter for the offering, or (b) as a principal underwriter for the offering thereby creating conflicts in performance of the underwriter’s due diligence inquiries under the Securities Act.

viii)	The compensation plan for the officer currently does not create a conflict between the interests of the officer and that of the Company.

Results of Operations for the Quarter ending February 29, 2012

Assets

Currently, we have $2,789 in cash our only asset.

Operating Expense

Total operating expenses for the three months ended February 29, 2012 were $0 compared to expenses for the period ended February 29, 2012 of $25,383 since inception and $118 for the three months ended February 28, 2011.

Net Loss

Net loss for the three months ended February 29, 2012 was $(0) and $(118) for the three months ended February 28, 2011 compared to the period ended February 29, 2012 since inception of $(25,383).

Liquidity and Capital Resources

At February 29, 2012, we had $2,789 in cash.

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our S-1 Registration Statement. During the three months ended February 29, 2012 there have been no significant changes in our critical accounting policies.

Recent Accounting Pronouncements

Recent accounting pronouncements are disclosed in our S-1 Registration Statement, deemed effective with the Securities and Exchange Commission on October 14, 2010. During the three months ended February 29, 2012 there have been no new accounting pronouncements which are expected to significantly impact our consolidated financial statements.

Liquidity and Capital Resources

The Company has $2,789 in cash. The investigation of prospective financing candidates involves the expenditure of capital. The Company will likely have to look to its sole officer, Mr. Christopher Cronin, or to third parties for additional capital. There can be no assurance that the Company will be able to secure additional financing or that the amount of any additional financing will be sufficient to conclude its business objectives or to pay ongoing operating expenses.

In the past, Mr. Cronin has provided any cash needed for operations, including any cash needed for this Offering. To date, Mr. Cronin has lent the Company $11,172. Mr. Cronin intends to lend the Company additional capital to pay the accounts payable and to cover any additional costs related to this Offering, but has no obligation to do so. The Note that Mr. Cronin currently has with the Company is a non-interest bearing, unsecured, and has no term of repayment.

If Mr. Cronin is unable to lend additional funds to the Company in the event that Company needs additional funds, we may need to deploy a plan to sell additional shares or look to a third party to lend funds to the Company. If the Company is to borrow funds from a third party, the terms and conditions of such a loan will most likely not be on terms as favorable as the terms offered by Mr. Cronin in the past. If we are unable to address our liquidity issues, there is a great chance that the Company will not have adequate funding to continue its business plan and will thus, fail.

We will require as much as $100,000 in order to purchase a property and to effectively implement our business plan. We currently only have $2,789.Therefore, the cash currently available to us may not enable us to develop the site to the state in which it will optimally be able to generate revenues. If we are to generate revenues prior to needing any additional funding, we will immediately reinvest such revenues into purchasing properties and deployment of our business plan. We believe that the cash we have available will sustain us for approximately three (3) more months so long as we continuing operating in the manner that we are currently operating.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of February 29, 2012.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are currently effective to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to them.

For purposes of this section, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seg.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure, controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by in our reports filed under the Securities Exchange Act of 1934, as amended (the "Act") is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based upon an evaluation conducted for the period ended February 29, 2012, our Chief Executive Officer and Chief Financial Officer as of February 29, 2012, and as of the date of this Report, has concluded that as of the end of the periods covered by this report, he has identified no material weakness of Company internal controls.

Corporate expenses incurred are processed and paid by the officer of the Company.  The current number of transactions is not sufficient to justify the retaining of additional accounting personnel.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles in the United States of America.  Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on its evaluation, our management concluded that, as of February 29, 2012, our internal control over financial reporting was effective.

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to the attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this quarterly  report.

Changes in Internal Controls over Financial Reporting

We have not yet made any changes in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITEIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a) Exhibits:

Number	Description

31.1	Certification of Chief Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive and Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Commonwealth Realty Partners, Inc.

Date: May 17, 2012	By:	/s/ Christopher Cronin
President and Director
Christopher Cronin
(Principal Executive Officer)

Date: May 17, 2012	By:	/s/ Christopher Cronin
Secretary, Treasurer ,and Chief Financial Officer
Christopher Cronin
(Principal Financial Officer, and Principal Accounting Officer)