Form 10-K
period 2011-11-30
COMMONWEALTH REALTY PARTNERS, INC.
filed 2012-06-04
CIK 1477130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number

COMMONWEALTH REALTY PARTNERS, INC.
(Exact name of Registrant as specified in its charter)

Nevada	27-1219412
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

For correspondence, please contact:

Jillian Ivey Sidoti, Esq.
38730 Sky Canyon Drive – Ste A
Murrieta, CA 92596
(323) 799-1342 (phone)
(951) 224-6675 (fax)

Po Box 1083 Newburyport, MA	01950
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: 978-255-2949

Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). YES ☒ NO ☐

At May 17, 2012, there were 10,000,000 shares of Registrant's ordinary shares outstanding.

Document incorporated by reference: None.

FORWARD LOOKING STATEMENTS
In General

This Annual Report contains statements that plan for or anticipate the future. In this Annual Report, forward-looking statements are generally identified by the words "anticipate," "plan," "believe," "expect," "estimate," and the like. These forward-looking statements include, but are not limited to, statements regarding the following:

*	our product and marketing plans;

*	consulting and strategic business relationships;

*	statements about our future business plans and strategies;

*	anticipated operating results and sources of future revenue;

*	our organization's growth;

*	adequacy of our financial resources;

*	development of new products and markets;

*	competitive pressures;

*	changing economic conditions;

*	expectations regarding competition from other companies; and

*	our ability to manufacture and distribute our products.

Although we believe that any forward-looking statements we make in this Annual Report are reasonable, because forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results to differ materially from those expressed or implied. For example, a few of the uncertainties that could affect the accuracy of forward-looking statements, besides the specific factors identified above in the Risk Factors section of this Annual Report, include:

*	changes in general economic and business conditions affecting the healthcare industry;

*	the level of demand for our products; and capital available for acquisitions;

*	changes in our business strategies;

In light of the significant uncertainties inherent in the forward-looking statements made in this Annual Report, particularly in view of our early stage of operations, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

PART I

Overview

Commonwealth Realty Partners, Inc. (“we”, “us”, the “Company” or like terms) is a development stage company incorporated in the State of Nevada in November of 2009. We were formed to engage in the business of real estate acquisition, development, and management. Our website is www.cwrpinc.com.

Since our inception on November 18, 2009 to November 30, 2011, we have not generated any revenues and have incurred a net loss of $ 25,383. There can be no assurance that the actual expenses incurred will not materially exceed our estimates or that cash flows from property revenue will be adequate to maintain our business. As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in the registration statement.

In the event we are only able to sell a fraction of our offering, we still believe we will be able to scale our operations successfully by locating appropriate sources of capital for our real estate acquisitions such as bank financing. We will also only seek properties that we believe we can afford and effectively manage. We may also look to our sole officer and director, Chris Cronin to loan additional capital to the company to insure proper acquisitions so that the company may be successful.

We understand a lack of capital will limit our abilities to purchase multiple properties or be able to even purchase the most profitable and lucrative properties. Also, we understand that with the lack of capital comes a lack of negotiating leverage with real estate deals. Therefore, in the event we are unable to obtain sufficient capital, we may not realize the most lucrative real estate deals.

We are a developmental stage company and have not generated any revenues to date. Since inception, we have not engaged in any business operations other than development of our business plan. We have one officer and do not own any property.

The following discussion and analysis should be read in conjunction with our financial statements and the notes thereto contained elsewhere in this filing.

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

Employees

We are a development stage company and currently have only one part-time employee, Chris Cronin, who is also our sole officer and director. We look to Mr. Cronin for his entrepreneurial skills and talents. It is Mr. Cronin who provided us our business plan. For a discussion of Mr. Cronin’s experience, please see “Director, Executive Officers, Promoters and Control Persons.” Initially Mr. Cronin will coordinate all of our business operations. Mr. Cronin has provided the working capital to cover our initial expense. We plan to use consultants, attorneys, accountants, and technology personnel, as necessary and do not plan to engage any additional full-time employees in the near future. We believe the use of non-salaried personnel allows us to expend our capital resources as a variable cost as opposed to a fixed cost of operations. In other words, if we have insufficient revenues or cash available, we are in a better position to only utilize those services required to generate revenues as opposed to having salaried employees.

Mr. Cronin is spending the time allocated to our business in handling the general business affairs of our company such as accounting issues, including review of materials presented to our auditors, working with our counsel in preparation of filing our S-11 registration statement, and developing our business plan and researching investment opportunities and possible property acquisitions.

Item 1A. Risk Factors

Investors in CommonWealth Realty Partners, should be particularly aware of the inherent risks associated with our business. As of the date of this filing our management is aware of the following material risks.

We are a development stage company organized in November 2009 and have recently commenced operations, which makes an evaluation of us extremely difficult. At this stage of our business operations, even with our good faith efforts, we may never become profitable or generate any significant amount of revenues, thus potential investors have a high probability of losing their investment. Our auditor’s have substantial doubt about our ability to continue as a going concern. Additionally, our auditor’s report reflects the fact that the ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately the achievement of significant operating revenues. If we are unable to continue as a going concern, you will lose your investment.

We were incorporated in November 2009 as a Nevada corporation. As a result of our start-up operations we have; (i) generated no revenues, (ii) accumulated deficits of $15,093 for the period ended November 30, 2011, (iii) have been focused on organizational and start-up activities, business plan development, and website design since we incorporated. There is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. Our future operating results will depend on many factors, including our ability to raise adequate working capital, demand for our service, ability to locate properties and investment opportunities, the level of our competition and our ability to attract and maintain key management and employees. Additionally, our auditor’s report reflects that the ability of CommonWealth Realty Partners to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. If we are unable to continue as a going concern, you will lose your investment. You should not invest in this offering unless you can afford to lose your entire investment.

We are significantly dependent on our sole officer and director. The loss or unavailability to CommonWealth Realty Partners of Mr. Cronin’s services would have an adverse effect on our business, operations and prospects in that we may not be able to obtain new management under the same financial arrangements, which could result in a loss of your investment.

Our business plan is significantly dependent upon the abilities and continued participation of Chris Cronin, our sole officer and director. It would be difficult to replace Mr. Cronin at such an early stage of development of CommonWealth Realty Partners. The loss by or unavailability to CommonWealth Realty Partners of Mr. Cronin’s services would have an adverse effect on our business, operations and prospects, in that our inability to replace Mr. Cronin could result in the loss of one’s investment. There can be no assurance that we would be able to locate or employ personnel to replace Mr. Cronin, should his services be discontinued. In the event that we are unable to locate or employ personnel to replace Mr. Cronin we would be required to cease pursuing our business opportunity, which would result in a loss of your investment.

Our management has limited experience in running a public company

Although, he has extensive experience in the real estate and construction industries, our sole officer, Mr. Cronin, has no experience in running a public company. Mr. Cronin will rely on the expertise of outside counsel and consultants to insure proper filing and the meeting of deadlines.

You may not have the opportunity to evaluate our investments before we make them, which makes your investment more speculative.

You will be unable to evaluate the economic merit of real estate projects before we invest in them and will be entirely relying on the ability of our sole officer to select well-performing investment properties. Furthermore, our sole officer and board member will have broad discretion in implementing policies regarding tenant or mortgagor creditworthiness, and you will not have the opportunity to evaluate potential tenants, managers or borrowers. These factors increase the risk that your investment may not generate returns comparable to our competitors.

We depend highly on our current manager who has limited experience in running a public company and no formal employment agreement.

We depend highly on Chris Cronin, our President, Treasurer, and Sole Director, who may be difficult to replace. Chris Cronin who, also has other business interests, at this point only devotes approximately 50% of his time per week to our business, has only several years of industry experience and has not previously headed a public Company. Our plan of operations is dependent upon the continuing support and expertise of Mr. Cronin.

Our President and Director, Mr. Cronin, will have complete control over the company and will therefore make all decisions of which shareholders will have no control.

Mr. Cronin, as our president and controlling shareholder, shall make certain decisions without input by the shareholders. Such decisions may pertain to employment decisions, including Mr. Cronin’s compensation arrangements, the appointment of other officers and mangers, and whether to enter into material transactions with related parties.
We are a company with a limited operating history upon which to evaluate our likely performance.

We do not currently own properties or other investments, we have not obtained any financing and we do not currently conduct any operations. Therefore, we have a limited operating history upon which to evaluate our likely performance. We may not be able to implement our business plan successfully.

If we invest in joint ventures, the objectives of our partners may conflict with our objectives.

In accordance with one of our acquisition strategies, we may make investments in joint ventures or other partnership arrangements between us and affiliates of our sponsor or with unaffiliated third parties. Investments in joint ventures which own real properties may involve risks otherwise not present when we purchase real properties directly. For example, our co-venturer may file for bankruptcy protection, may have economic or business interests or goals which are inconsistent with our interests or goals, or may take actions contrary to our instructions, requests, policies or objectives. Among other things, actions by a co-venturer might subject real properties owned by the joint venture to liabilities greater than those contemplated by the terms of the joint venture or other adverse consequences. These diverging interests could result in, among other things, exposing us to liabilities of the joint venture in excess of our proportionate share of these liabilities. The participation rights of each owner in a jointly owned property could reduce the value of each portion of the divided property. Moreover, there is an additional risk that the co-venturers may not be able to agree on matters relating to the property they jointly own. In addition, the fiduciary obligation that our sponsor or our board of directors may owe to our partner in an affiliated transaction may make it more difficult for us to enforce our rights.

Upon completion of this offering there will be an immediate and substantial dilution to purchasers of our securities.

The public offering price of the Shares will be substantially higher than the net tangible book value of the Common Stock. Investors participating in this offering will incur immediate and substantial dilution in the per share net tangible book value of their investment from the initial public offering price of approximately $0.30. See “Dilution”

We will require additional financing in order to implement our business plan. In the event we are unable to acquire additional financing, we may not be able to implement our business plan resulting in a loss of revenues and ultimately the loss of your investment.

Due to our start-up nature, we will have to incur the costs of advertising which is intended to generate revenue from resale of real estate and cash flow from real estate owned by the Company, in addition to hiring new employees and commencing additional marketing activities. To fully implement our business plan we will require substantial additional funding. This offering, if successful, will only enable us to purchase limited real estate assets. Proceeds will also assist us in further developing our initial business operations; however will not be sufficient to allow us to expand our business meaningfully. Additionally, since the net offering proceeds have been earmarked for advertising expenses, some website development fees, and minimal working capital, we will not be capitalized sufficiently to hire or pay employees.

Following this offering we will need to raise additional funds to expand our operations. We plan to raise additional funds through private placements, registered offerings, debt financing or other sources to maintain and expand our operations. Adequate funds for this purpose on terms favorable to us may not be available, and if available, on terms significantly more adverse to us than are manageable. Without new funding, we may be only partially successful or completely unsuccessful in implementing our business plan, and our stockholders will lose part or all of their investment.

Our offering price is arbitrary and bears no relationship to our assets, earning, or book value.

There is no present public trading market for the Company's Common Stock and the price at which the Shares are being offered bears no relationship to conventional criteria such as book value or earnings per share. There can be no assurance that the offering price bears any relation to the current fair market value of the Common Stock.

There is no current public market for our common stock; therefore you may be unable to sell your securities at any time, for any reason, and at any price, resulting in a loss of your investment.

As of the date of this prospectus, there is no public market for our common stock. Although we plan, in the future, to contact an authorized OTC Bulletin Board market maker for sponsorship of our securities on the Over-the-Counter Bulletin Board, there can be no assurance that our attempts to do so will be successful. Furthermore, if our securities are not quoted on the OTC Bulletin Board, or elsewhere, there can be no assurance that a market will develop for the common stock or that a market in the common stock will be maintained. As a result of the foregoing, investors may be unable to liquidate their investment for any reason. We have not originated contact with a market maker at this time, and do not plan on doing so until completion of this offering.

An investment in our stock is highly illiquid. You may never be able to sell or otherwise dispose of your stock.

Since there is no public trading market for our stock, you may never be able to liquidate your investment or otherwise dispose of your stock. The Company does not currently have a redemption program, so there is no guarantee that the Company will ever redeem or “buy back” your stock. Furthermore, in the event that the stock is every listed on the OTCBB, it may be thinly traded making it still difficult to liquidate your investment.

Because our common stock is deemed a low-priced “Penny” stock, an investment in our common stock should be considered high risk and subject to marketability restrictions.

Since our common stock is a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment even if and when a market develops for the common stock. Until the trading price of the common stock rises above $5.00 per share, if ever, trading in the common stock is subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

•	Deliver to the customer, and obtain a written receipt for, a disclosure document;
•	Disclose certain price information about the stock;
•	Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;
•	Send monthly statements to customers with market and price information about the penny stock; and
•	In some circumstances, approve the purchaser’s account under certain standards and deliver written statements to the customer with information specified in the rules.

Consequently, the penny stock rules may restrict the ability or willingness of broker-dealers to sell the common stock and may affect the ability of holders to sell their common stock in the secondary market and the price at which such holders can sell any such securities. These additional procedures could also limit our ability to raise additional capital in the future.

As a result of our placing your invested funds into a segregated account as opposed to an escrow account, the funds are subject to attachment by creditors of the company, thereby subjecting you to a potential loss of the funds.

Because the funds are being placed in a segregated account rather than an escrow account, creditors of the company could try to attach, and ultimately be successful in obtaining or attaching the funds before the offering closes. Investors would lose all or part of their investments if this happened, regardless of whether or not the offering closes.

Our cash flows from real estate investments may become insufficient to pay our operating expenses and to cover the dividends we have paid and/or declared.

We cannot assure you that we will be able to maintain sufficient cash flows to fund operating expenses and dividend at any particular level, if at all.

As we continue to raise proceeds from this offering, the sufficiency of cash flow to fund future dividend payments with respect to an increased number of outstanding shares will depend on the pace at which we are able to identify and close on suitable cash-generating real property investments. Because the accrual of offering proceeds may outpace the investment of these funds in real property acquisitions, cash generated from such investments may become insufficient to fund operating expenses and continued dividend payments at historical levels.

Failure to generate revenue may reduce distributions to stockholders.

The cash flow from equity investments in commercial and residential properties depends on the amount of revenue generated and expenses incurred in operating the properties. If our properties do not generate revenue sufficient to meet operating expenses, debt service, and capital expenditures, our income and ability to make distributions to you will be adversely affected.

Economic conditions may adversely affect our income.

A commercial or residential property’s income and value may be adversely affected by national and regional economic conditions, local real estate conditions such as an oversupply of properties or a reduction in demand for properties, availability of “for sale” properties, competition from other similar properties, our ability to provide adequate maintenance, insurance and management services, increased operating costs (including real estate taxes), the attractiveness and location of the property and changes in market rental rates. Our income will be adversely affected if a significant number of tenants are unable to pay rent or if our properties cannot be rented on favorable terms. Our performance is linked to economic conditions in the regions where our properties will be located and in the market for residential and commercial space generally. Therefore, to the extent that there are adverse economic conditions in those regions, and in these markets generally, that impact the applicable market rents, such conditions could result in a reduction of our income and cash available for distributions and thus affect the amount of distributions we can make to you.

The profitability of attempted acquisitions is uncertain.

We intend to acquire properties selectively. Acquisition of properties entails risks that investments will fail to perform in accordance with expectations. In undertaking these acquisitions, we will incur certain risks, including the expenditure of funds on, and the devotion of management’s time to, transactions that may not come to fruition. Additional risks inherent in acquisitions include risks that the properties will not achieve anticipated occupancy levels and that estimates of the costs of improvements to bring an acquired property up to standards established for the market position intended for that property may prove inaccurate.

Real estate investments are illiquid.

Because real estate investments are relatively illiquid, our ability to vary our portfolio promptly in response to economic or other conditions will be limited. In addition, certain significant expenditures, such as debt service, real estate taxes, and operating and maintenance costs generally are not reduced in circumstances resulting in a reduction in income from the investment. The foregoing and any other factor or event that would impede our ability to respond to adverse changes in the performance of our investments could have an adverse effect on our financial condition and results of operations.

Rising expenses could reduce cash flow and funds available for future acquisitions.

Our properties will be subject to increases in tax rates, utility costs, operating expenses, insurance costs, repairs and maintenance, administrative and other expenses. If we are unable to lease properties on a basis requiring the tenants to pay all or some of the expenses, we would be required to pay those costs, which could adversely affect funds available for future acquisitions or cash available for distributions.

If we purchase assets at a time when the commercial and residential real estate market is experiencing substantial influxes of capital investment and competition for properties, the real estate we purchase may not appreciate or may decrease in value.

The commercial and residential real estate markets are currently experiencing a substantial influx of capital from investors. This substantial flow of capital, combined with significant competition for real estate, may result in inflated purchase prices for such assets. To the extent we purchase real estate in such an environment, we are subject to the risk that if the real estate market ceases to attract the same level of capital investment in the future as it is currently attracting, or if the number of companies seeking to acquire such assets decreases, our returns will be lower and the value of our assets may not appreciate or may decrease significantly below the amount we paid for such assets.

We may depend on commercial and residential tenants for our revenue and therefore our revenue may depend on the success and economic viability of our commercial and residential tenants.

Our financial results will depend in part on leasing space in the properties we acquire to tenants on economically favorable terms.

In the event of a tenant default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting our property. A default a substantial number of commercial tenants at any one time on lease payments to us would cause us to lose the revenue associated with such lease(s) and cause us to have to find an alternative source of revenue to meet mortgage payments and prevent a foreclosure if the property is subject to a mortgage. Therefore, lease payment defaults by tenants could cause us to reduce the amount of distributions to stockholders.

We may not make a profit if we sell a property.

The prices that we can obtain when we determine to sell a property will depend on many factors that are presently unknown, including the operating history, tax treatment of real estate investments, demographic trends in the area and available financing. There is a risk that we will not realize any significant appreciation on our investment in a property. Accordingly, your ability to recover all or any portion of your investment under such circumstances will depend on the amount of funds so realized and claims to be satisfied therefrom. Particularly, we intend to “flip” properties which means we hope to purchase, rehab, and resell a property within a year’s time. Timing is very important in this particular circumstance and may affect our profitability if we are not able to meet the time constraints required for successful flipping of properties. Failure to turnaround properties quickly could result in no or lower profits.

Our properties may not be diversified.

Because this offering will be made on a best efforts basis, our potential profitability and our ability to diversify our investments, both geographically and by type of properties purchased, will be limited by the amount of funds we raise. We will be able to purchase additional properties only as additional funds are raised. Even if we sell 1,500,000 shares of Common Stock for $450,000, our properties may not be well diversified and their economic performance could be affected by changes in local economic conditions.

Our current strategy is to acquire interests primarily in commercial buildings, residential apartment buildings and other income-producing real estate. As a result, we are subject to the risks inherent in investing in these industries. A downturn in the commercial or residential industry may have more pronounced effects on the amount of cash available to us for distribution or on the value of our assets than if we had diversified our investments.

Our performance is therefore linked to economic conditions in the regions in which we will acquire properties and in the market for real estate properties generally. Therefore, to the extent that there are adverse economic conditions in the regions in which our properties are located and in the market for real estate properties, such conditions could result in a reduction of our income and cash to return capital and thus affect the amount of distributions we can make to you.

Competition with third parties in acquiring and operating properties may reduce our profitability and the return on your investment.

We compete with many other entities engaged in real estate investment activities, many of which have greater resources than we do. Specifically, there are numerous commercial developers, real estate companies, real estate investment trusts and U.S. institutional and foreign investors that operate in the markets in which we may operate, that will compete with us in acquiring residential, commercial, and other properties that will be seeking investments and tenants for these properties.

Many of these entities have significant financial and other resources, including operating experience, allowing them to compete effectively with us. Competitors with substantially greater financial resources than us may generally be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of entities in which investments may be made or risks attendant to a geographic concentration of investments. Demand from third parties for properties that meet our investment objectives could result in an increase of the price of such properties. If we pay higher prices for properties, our profitability may be reduced and you may experience a lower return on your investment. In addition, our properties may be located in close proximity to other properties that will compete against our properties for tenants. Many of these competing properties may be better located and/or appointed than the properties that we will acquire, giving these properties a competitive advantage over our properties, and we may, in the future, face additional competition from properties not yet constructed or even planned. This competition could adversely affect our business. The number of competitive properties could have a material effect on our ability to rent space at our properties and the amount of rents charged. We could be adversely affected if additional competitive properties are built in locations competitive with our properties, causing increased competition for residential renters, retail customer traffic and credit worthy commercial tenants. In addition, our ability to charge premium rental rates to tenants may be negatively impacted. This increased competition may increase our costs of acquisitions or lower the occupancies and the rent we may charge tenants. This could result in decreased cash flow from tenants and may require us to make capital improvements to properties which we would not have otherwise made, thus affecting cash available for distributions to you.

We may not have control over costs arising from rehabilitation of properties.

We may elect to acquire properties which may require rehabilitation. In particular, we may acquire affordable properties that we will rehabilitate and convert to market rate properties. Consequently, we intend to retain independent general contractors to perform the actual physical rehabilitation work and will be subject to risks in connection with a contractor’s ability to control rehabilitation costs, the timing of completion of rehabilitation, and a contractor’s ability to build in conformity with plans and specification.

Real Estate Financing Risks

General Financing Risks

We plan to incur mortgage indebtedness and other borrowings, which may increase our business risks.

We intend to acquire properties subject to existing financing or by borrowing new funds. In addition, we intend to incur or increase our mortgage debt by obtaining loans secured by selected or all of the real properties to obtain funds to acquire additional real properties.

We intend to incur mortgage debt on a particular real property if we believe the property’s projected cash flow is sufficient to service the mortgage debt. However, if there is a shortfall in cash flow, requiring us to use cash from other sources to make the mortgage payments on the property, then the amount available for distributions to stockholders may be affected. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by properties may result in foreclosure actions initiated by lenders and our loss of the property securing the loan which is in default. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. We may, in some circumstances, give a guaranty on behalf of an entity that owns one of our properties.

In these cases, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, there is a risk that more than one real property may be affected by a default. Any mortgage debt which we place on properties may contain clauses providing for prepayment penalties. If a lender invokes these penalties upon the sale of a property or the prepayment of a mortgage on a property, the cost to us to sell the property could increase substantially, and may even be prohibitive. This could lead to a reduction in our income, which would reduce cash available for distribution to stockholders and may prevent us from borrowing more money. Moreover, if we enter into financing arrangements involving balloon payment obligations, such financing arrangements will involve greater risks than financing arrangements whose principal amount is amortized over the term of the loan. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment.

The current debt market volatility may affect the availability and amount of financing for our acquisitions.

The commercial real estate debt markets are currently experiencing volatility as a result of certain factors including the tightening of underwriting standards by lenders and credit rating agencies and the significant inventory of unsold Collateralized Mortgage Backed Securities in the market. This is resulting in lenders increasing the cost for debt financing. Should the overall cost of borrowings increase, either by increases in the index rates or by increases in lender spreads, we will need to factor such increases into the economics of future acquisitions. This may result in future acquisitions generating lower overall economic returns and potentially reducing future cash flow available for distribution.

In addition, the state of the debt markets could have an impact on the overall amount of capital investing in real estate which may result in price or value decreases of real estate assets. Although this may benefit us for future acquisitions, it could negatively impact the current value of our existing assets.

If we have insufficient reserves, we will have to obtain financing from other sources.

We have established working capital reserves that we believe are adequate to cover our cash needs for the next several months, but not beyond this. However, if these reserves are insufficient to meet our cash needs, we may have to obtain financing to fund our cash requirements. Sufficient financing may not be available or, if available, may not be available on economically feasible terms or on terms acceptable to us. If mortgage debt is unavailable at reasonable rates, we will not be able to place financing on the properties, which could reduce the number of properties we can acquire and the amount of distributions per share. If we place mortgage debt on the properties, we run the risk of being unable to refinance the properties when the loans come due, or of being unable to refinance on favorable terms. If interest rates are higher when the properties are refinanced, our income could be reduced, which would reduce cash available for distribution to stockholders and may prevent us from borrowing more money.

Additional borrowing for working capital purposes will increase our interest expense, and therefore our financial condition and our ability to pay distributions may be adversely affected.

We may not have funding or capital resources for future improvements.

When a commercial tenant at one of our properties does not renew its lease or otherwise vacates its space in one of our buildings, it is likely that, in order to attract one or more new tenants, we will be required to expend substantial funds for leasing costs, tenant improvements and tenant refurbishments to the vacated space. We will incur certain fixed operating costs during the time the space is vacant as well as leasing commissions and related costs to re-lease the vacated space. We may also have similar future capital needs in order to renovate or refurbish any of our properties for other reasons.

Also, in the event we need to secure funding sources in the future but are unable to secure such sources or are unable to secure funding on terms we feel are acceptable, we may be required to defer capital improvements or refurbishment to a property. This may cause such property to suffer from a greater risk of obsolescence or a decline in value and/or produce decreased cash flow as the result of our inability to attract tenants to the property. If this happens, we may not be able to maintain projected rental rates for affected properties, and our results of operations may be negatively impacted. Or, we may be required to secure funding on unfavorable terms.

Lenders may require us to enter into restrictive covenants relating to our operations.

In connection with obtaining financing, a bank or other lender could impose restrictions on us affecting our ability to incur additional debt and our distribution and operating policies. Loan documents we enter into may contain negative covenants limiting our ability to, among other things, or further mortgage our properties. In addition, prepayment penalties imposed by banks or other lenders could affect our ability to sell properties when we want.

Financing Risks on the Property Level

Some of our mortgage loans may have “due on sale” provisions.

In purchasing properties subject to Financing, we may obtain financing with ‘due-on-sale’ and/or ‘due-on-encumbrance’ clauses. Due-on-sale clauses in mortgages allow a mortgage lender to demand full repayment of the mortgage loan if the borrower sells the mortgaged property. Similarly, due-on-encumbrance clauses allow a mortgage lender to demand full repayment if the borrower uses the real estate securing the mortgage loan as security for another loan. These clauses may cause the maturity date of such mortgage loans to be accelerated and such financing to become due. In such event, we may be required to sell our properties on an all-cash basis, to acquire new financing in connection with the sale, or to provide seller financing. It is not our intent to provide seller financing, although it may be necessary or advisable for us to do so in order to facilitate the sale of a property. It is unknown whether the holders of mortgages encumbering our properties will require such acceleration or whether other mortgage financing will be available. Such factors will depend on the mortgage market and on financial and economic conditions existing at the time of such sale or refinancing.

Lenders may be able to recover against our other properties under our mortgage loans.

We will seek secured loans (which are nonrecourse) to acquire properties. However, only recourse financing may be available, in which event, in addition to the property securing the loan, the lender may look to our other assets for satisfaction of the debt. Thus, should we be unable to repay a recourse loan with the proceeds from the sale or other disposition of the property securing the loan, the lender could look to one or more of our other properties for repayment. Also, in order to facilitate the sale of a property, we may allow the buyer to purchase the property subject to an existing loan whereby we remain responsible for the debt.

Our mortgage loans may charge variable interest.

Some of our mortgage loans will be subject to fluctuating interest rates based on certain index rates, such as the prime rate. Future increases in the index rates would result in increases in debt service on variable rate loans and thus reduce funds available for acquisitions of properties and dividends to the stockholders.

Insurance Risks

We may suffer losses that are not covered by insurance.

If we suffer losses that are not covered by insurance or that are in excess of insurance coverage, we could lose invested capital and anticipated profits. We intend to cause comprehensive insurance to be obtained for our properties, including casualty, liability, fire, extended coverage and rental loss customarily obtained for similar properties in amounts which our officer determines are sufficient to cover reasonably foreseeable losses, with policy specifications and insured limits that we believe are adequate and appropriate under the circumstances. Some of our commercial tenants may be responsible for insuring their goods and premises and, in some circumstances, may be required to reimburse us for a share of the cost of acquiring comprehensive insurance for the property, including casualty, liability, fire and extended coverage customarily obtained for similar properties in amounts which our officer determines are sufficient to cover reasonably foreseeable losses. Material losses may occur in excess of insurance proceeds with respect to any property as insurance proceeds may not provide sufficient resources to fund the losses. However, there are types of losses, generally of a catastrophic nature, such as losses due to wars, earthquakes, floods, hurricanes, pollution, environmental matters, mold or, in the future, terrorism which are either uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments.

Insurance companies have recently begun to exclude acts of terrorism from standard coverage. Terrorism insurance is currently available at an increased premium, and it is possible that the premium will increase in the future or that terrorism coverage will become unavailable. Mortgage lenders in some cases have begun to insist that specific coverage against terrorism be purchased by commercial owners as a condition for providing loans. We intend to obtain terrorism insurance if required by our lenders, but the terrorism insurance that we obtain may not be sufficient to cover loss for damages to our properties as a result of terrorist attacks. In addition, we may not be able to obtain insurance against the risk of terrorism because it may not be available or may not be available on terms that are economically feasible. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses.

We cannot assure you that we will have adequate coverage for such losses. If such an event occurred to, or caused the destruction of, one or more of our properties, we could lose both our invested capital and anticipated profits from such property. In addition, certain losses resulting from these types of events are uninsurable and others may not be covered by our terrorism insurance. Terrorism insurance may not be available at a reasonable price or at all.

In addition, many insurance carriers are excluding asbestos-related claims from standard policies, pricing asbestos endorsements at prohibitively high rates or adding significant restrictions to this coverage. Because of our inability to obtain specialized coverage at rates that correspond to the perceived level of risk, we may not obtain insurance for acts of terrorism or asbestos-related claims. We will continue to evaluate the availability and cost of additional insurance coverage from the insurance market. If we decide in the future to purchase insurance for terrorism or asbestos, the cost could have a negative impact on our results of operations. If an uninsured loss or a loss in excess of insured limits occurs on a property, we could lose our capital invested in the property, as well as the anticipated future revenues from the property and, in the case of debt that is recourse to us, would remain obligated for any mortgage debt or other financial obligations related to the property. Any loss of this nature would adversely affect us.

Although we intend to adequately insure our properties, we cannot assure that we will successfully do so.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None

ITEM 2. DESCRIPTION OF PROPERTY

We maintain our principal executive offices at 200 S. Virginia Street – 8th Floor, Reno, NV 89501. Starting in December 31, 2010, we entered into an agreement to use this office space for $79 per month. We believe that this space is sufficient for our current requirements. The Company does not own any properties at this time and does not anticipate owning or leasing any additional properties prior to the consummation of a Business Combination, if ever.

ITEM 3. LEGAL PROCEEDINGS

There are no material legal proceedings in which either we or any of our affiliates are involved which could have a material adverse effect on our business, financial condition or future operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None, except as previously disclosed.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

As of the date of this 10-k, there are 10,000,000 outstanding shares of our common stock.

The Company's common stock does not trade, nor is it admitted to quotation, on any stock exchange or other trading facility. Management has no present plan, proposal, arrangement or understanding with any person with regard to the development of a trading market in any of our securities. We cannot assure you that a trading market for our common stock will ever develop. The Company has not registered its class of common stock for resale under the blue sky laws of any state and current management does not anticipate doing so. The holders of shares of common stock, and persons who may desire to purchase shares of our common stock in any trading market that might develop in the future, should be aware that significant state blue sky law restrictions may exist which could limit the ability of stockholders to sell their shares and limit potential purchasers from acquiring our common stock.

All outstanding shares of our common stock are “restricted securities,” as that term is defined under Rule 144 promulgated under the Securities Act, because they were issued in a private transaction not involving a public offering. All of our outstanding shares of our common stock are held by affiliates. As to shares of our common stock held by affiliates and their permitted transferees, the Securities and Exchange Commission has taken the position that Rule 144 is not available for the resale of securities held by those persons, either before and after a Business Combination, despite technical compliance with the requirements of Rule 144 because those persons would be acting as "underwriters" under the Securities Act when reselling their securities. Accordingly, resale transactions of shares held by our affiliates and their permitted transferees, would need to be made through a registered offering of such securities. The Company is not obligated to register any shares of capital stock for public resale under the Securities Act of 1933, as amended.

Neither the Company nor its officer and director has any present plan, proposal, arrangement, understanding or intention of selling any unissued or outstanding shares of common stock in the public market subsequent to a Business Combination. Nevertheless, in the event that a substantial number of shares of our common stock were to be sold in any public market that may develop for our securities subsequent to a Business Combination, such sales may adversely affect the price for the sale of the Company's common stock securities in any such trading market. We cannot predict what effect, if any, market sales of currently restricted shares of common stock or the availability of such shares for sale will have on the market prices prevailing from time to time, if any.

Dividends

We have not paid any dividends on our common stock to date and do not presently intend to pay cash dividends prior to the consummation of a Business Combination. It is the present intention of our management to retain all earnings, if any, for use in our business operations.

The payment of any dividends subsequent to a Business Combination will be within the discretion of our then seated board of directors. Current management cannot predict the factors which any future board of directors would consider when determining whether or when to pay dividends.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	0	0	0
Total	0	0	0

Recent Sales of Unregistered Securities

Non.

ITEM 6. SELECTED FINANCIAL DATA

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical facts are forward-looking statements such as statements relating to future operating results, existing and expected competition, financing and refinancing sources and availability and plans for future development or expansion activities and capital expenditures. Such forward-looking statements involve a number of risks and uncertainties that may significantly affect our liquidity and results in the future and, accordingly, actual results may differ materially from those expressed in any forward-looking statements. Such risks and uncertainties include, but are not limited to, those related to effects of competition, maintaining sufficient working capital for our operations, and the general economic conditions and environment in which we operate. The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report.

Overview

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this prospectus. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this prospectus, particularly in the section entitled "Risk Factors".

Management’s Discussion and Analysis of Financial Statements and Results of Operations.

Results of Operations

For the period ended November 30, 2011 and 2010

There were no revenues for the period ended November 30, 2011 or for the period ended November 30, 2010. Expenses for the period ended November 30, 2011 were $ 7,690 compared to $15,093 for the period ended November 30, 2010. These expenses were related to professional fees related to this S- 1 1 registration statement.

Liquidity and Capital Resources

The Company had $2,789 in unrestricted cash as of November 30, 2011 and $1,290 in unrestricted cash as of November 30, 2010 . The investigation of prospective financing candidates involves the expenditure of capital. The Company will likely have to look to Mr. Cronin or to third parties for additional capital. There can be no assurance that the Company will be able to secure additional financing or that the amount of any additional financing will be sufficient to conclude its business objectives or to pay ongoing operating expenses. We will also seek to finance the purchase of real properties with bank financing that may be available.

In the past, Mr. Cronin has provided any cash needed for operations, including any cash needed for this Offering. To date, Mr. Cronin has lent the Company $10,056 which is documented by a promissory note. The note carries a 0% interest rate and is due on demand. Mr. Cronin intends to lend the Company additional capital to pay the accounts payable and to cover any additional costs related to this Offering. The Note that Mr. Cronin currently has with the Company is a non-interest bearing, unsecured, and has no term of repayment.

In the event that we are unable to raise a substantial amount of the proceeds through this offering, our officer and director, Chris Cronin will lend the cash needed for operating costs or will seek out alternative sources of financing, such as financing from both traditional sources such as a bank, and then hard money loans for the down payments required on properties. In the past, Mr. Cronin has used his own personal credit in order to obtain real estate financing from financial institutions.

We intend on using the proceeds from this offering and from abovementioned sources to implement our Business Plan to purchase properties for quick turnaround or long term hold depending on the characteristics of the individual acquired properties. Most likely, each property that we purchase will be encumbered with a mortgage.

We intend on generating revenues in two ways: from quick turnaround properties and long term hold properties. Please see our “Business Description.” We expect to generate revenues from quick turnaround, or “flip”, properties from the immediate appreciation due to the improvements we intend to put into the property. For our longer term hold properties, we expect to generate revenues from rental income.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our Form 10-K and the financial statements included in the 10-K. During the three months ended December 31, 2010 there have been no significant changes in our critical accounting policies.

Recent Accounting Pronouncements

Recent accounting pronouncements are disclosed in our Form 10-K and the financial statements included with the 10-K. During the three months ended December 31, 2010 there have been no new accounting pronouncements which are expected to significantly impact our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8. FINANCIAL STATEMENTS

COMMONWEALTH REALTY PARTNERS, INC.
TABLE OF CONTENTS
NOVEMBER 30, 2011

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

CommonWealth Realty Partners, Inc.

Newburyport, MA

We have audited the accompanying balance sheets of CommonWealth Realty Partners, Inc. as of November 30, 2011 and 2010, and the related statement of operations, stockholder’s equity (deficit), and cash flows for the years then ended and for the period from November 18, 2009 (date of inception) through November 30, 2011. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CommonWealth Realty Partners, Inc. as of November 30, 2011 and 2010, and the results of its operations and cash flows for the years then ended and for the period from November 28, 2009 (inception) to November 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has negative working capital, has incurred operating losses since inception, and has not received any revenue from sales of products or services, and has incurred losses from operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 7.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

Silberstein Ungar, PLLC
Bingham Farms, Michigan
April 6, 2012

COMMONWEALTH REALTY PARTNERS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

As of November 30, 2011 and 2010

ASSETS	2011	2010

Current Assets
Cash and equivalents	$2,789	$1,290
Prepaid expenses	0	0

TOTAL ASSETS	$2,789	$1,290

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current Liabilities
Accrued expenses	$7,116	$6,383
Loans payable – related parties	10,056	1,600

Total current liabilities	17,172	7,983

Stockholder’s equity (deficit)
Preferred Stock, $.001 par value, 10,000,000 shares authorized, 1,000,000 shares issued and outstanding	1,000	1,000
Common Stock, $.001 par value, 65,000,000 shares authorized, 10,000,000 shares issued and outstanding	10,000	10,000
Deficit accumulated during the development stage	(25,383)	(17,693)

Total stockholder’s equity (deficit)	(14,383)	(6,693)

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)	$2,789	$1,290

See accompanying notes to financial statements.

COMMONWEALTH REALTY PARTNERS, INC.

 (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

Years Ended November 30, 2011 and 2010

Period from November 18, 2009 (Inception) to November 30, 2011

	Year Ended November 30, 2011	Year Ended November 30, 2010	From November 18, 2009 (inception) to November 30, 2011

Revenues	$-0-	$-0-	$-0-

Operating Expenses	7,690	15,093	25,383

Net Loss	$(7,690)	$(15,093)	$(25,383)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	10,000,000	10,000,000

See accompanying notes to financial statements.

COMMONWEALTH REALTY PARTNERS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIT)

Period from November 18, 2009 (Inception) to November 30, 2011

	Preferred Stock		Common stock		Deficit accumulated during the development
			Shares	Amount	stage	Total

Issuance of stock @ $.001	1,000,000	$1,000	10,000,000	$10,000	$-	$11,000

Net loss for the period	-	-	-	-	(2,600)	(2,600)
Balance, November 30, 2009	1,000,000	1,000	10,000,000	10,000	(2,600)	8,400

Net loss for the period	-	-	-	-	(15,093)	(15,093)
Balance, November 30, 2010	1,000,000	1,000	10,000,000	10,000	(17,693)	(6,693)

Net loss for the period	-	-	-	-	(7,690)	(7,690)
Balance, November 30, 2011	1,000,000	$1,000	10,000,000	$10,000	$(25,383)	$(14,383)

See accompanying notes to financial statements.

COMMONWEALTH REALTY PARTNERS, INC.

 (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

Periods Ended November 30, 2011 and 2010

Period from November 18, 2009 (Inception) to November 30, 2011

	Year Ended November 30, 2011	Year Ended November 30, 2010	From November 18, 2009 (inception) to November 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(7,690)	$(14,637)	$(25,383)
Change in non-cash working capital items:
Increase (decrease) in prepaid expenses	0	5,000	0
Increase in accrued expenses	723	5,927	7,116
NET CASH (USED IN) OPERATING ACTIVITIES	(6,967)	(3,710)	(18,267)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of stock	-0-	-0-	11,000
Proceeds from note payable – related parties	8,456	-0-	10,056
NET CASH PROVIDED BY FINANCING ACTIVITIES	8,456	-0-	21,056

NET INCREASE (DECREASE) IN CASH	1,499	(3,710)	2,789

CASH, BEGINNING OF PERIOD	1,290	5,000	-0-
CASH, END OF PERIOD	$2,789	$1,290	$2,789

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-0-	$-0-	$-0-
Income taxes paid	$-0-	$-0-	$-0-

See accompanying notes to financial statements.

COMMONWEALTH REALTY PARTNERS, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

November 30, 2011

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES

Nature of Business
CommonWealth Realty Partners, Inc. is a development stage company and was incorporated in Nevada on November 18, 2010. The Company’s objective is to purchase, manage, and dispose of real estate assets.

Development Stage Company
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for development stage companies.  A development stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

Cash and Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At November 30, 2011 and 2010, respectively, the Company had $2,789 and $1,290 of unrestricted cash.

Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, prepaid expenses, and an amount due to a related party. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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

November 30, 2011

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

NOTE 2 – ACCRUED EXPENSES

Accrued expenses consisted of the following at November 30, 2011 and 2010:

	2011	2010
Accrued professional fees	$6,000	$5,927
Accrued state excise tax	456	456
Accrued state license fees	660	0
Total Accrued Expenses	$7,116	$6,383

NOTE 3 – LOANS PAYABLE – RELATED PARTIES

The Company received a $1,600 loan from an individual on November 18, 2009, and another $8,000 from the same individual on December 20, 2010.  The note is due on demand, unsecured, and bears no interest.  The individual is a shareholder, officer, and director of the Company.

A company related by common ownership paid $456 on behalf of the Company in October, 2011.  The verbal note is due on demand, unsecured, and bears no interest.

COMMONWEALTH REALTY PARTNERS, INC.

(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

November 30, 2011

NOTE 4 – OPERATING EXPENSES

Operating expenses consisted of the following for the years ended November 30, 2011 and 2010:

	2011	2010
Professional fees	$6,000	$12,027
Filing, licensing, and transfer agent fees	1,690	2,210
Total Operating Expenses	$7,690	$14,237

NOTE 5 – INCOME TAXES

For the periods ended November 30, 2011 and 2010, the Company has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $25,400 at November 30, 2011, and will expire beginning in the year 2029.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	2011	2010
Deferred tax asset attributable to:
Net operating loss carryover	$8,640	$5,860
Valuation allowance	(8,640)	(5,860)
Net deferred tax asset	$-	$-

NOTE 6 – PREFERRED STOCK

At November 30, 2009, the Company had 1,000,000 shares of preferred stock that were issued and outstanding.  Each share of preferred stock can be converted into one share of common stock.  Each share of preferred stock carries voting rights that are the same as the common shares voting rights.  Presently, the preferred shares do not carry any preferences, right, or privileges that differ from those of the common shares.

COMMONWEALTH REALTY PARTNERS, INC.

(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

November 30, 2011

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

NOTE 8 – SUBSEQUENT EVENTS

The Company has committed to issue 50,000 common shares to its corporate attorney for services to be rendered.

The Company has analyzed its operations subsequent to November 30, 2011 through the date these financial statements were submitted to the Securities and Exchange Commission and has determined that it does not have any other material subsequent events to disclose in these financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.
As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our principal executive officer and chief financial officer. Based on this evaluation, we have concluded that the design and operation of our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting
Our company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) for our company. Our company’s internal control over financial reporting is designed to provide reasonable assurance, not absolute assurance, regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that our company’s receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2010. Management’s assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control over Financial Reporting —Guidance for Smaller Public Companies. In performing the assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2010.

Changes in Internal Controls over Financial Reporting.

There was no change in our internal control over financial reporting during our fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS,CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors, Executive Officers

All directors of our company hold office until the annual meeting of the stockholders or until their successors have been elected and qualified.

The members of our Board of Directors serve, without compensation, until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. At present, Chris Cronin is our sole officer and director. Information as to the director and executive officer is as follows:

Name	Age	Title

Chris Cronin	43	President, Secretary/Treasurer, Director

Duties, Responsibilities and Experience
Chris Cronin, 43, has over 20 years in the construction industry. Mr. Cronin has a solid foundation in real estate development, finance and new business development. A graduate of Keene State College with a B.S. in Building Construction Management, he is a licensed general contractor and a licensed real estate agent for the State of Massachusetts. Mr. Cronin also has a diverse background in small business enterprises, including launching, funding, and growing several profitable companies in the fields of high-tech and marketing. Over the course of his career, he has been directly responsible for the success and growth of companies, both as an employee and principal owner. His strengths are in sales, negotiating deals, construction and money management, building critical relationships, innovative thinking, and generating revenue. For the past five (5) years, Mr. Cronin has built and remodeled both single family and multi-family homes for his own account. He purchased and sold all value-added real estate assets. Mr. Cronin’s average purchase values were between $150,000 and $500,000 with a 15% average gross margin. Typically, in the past five years, Mr. Cronin bought and sold between three to six properties per year. Most of his purchases were in the greater Boston area. Mr. Cronin was also responsible for the property maintenance and property management.

Committees of the Board
We do not have an audit or compensation committee at this time.

Involvement in Certain Legal Proceedings
Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:
1. any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
3. being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or
4. being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Conflict of Interest
None of our officers or directors will be subject to a conflict of interest.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the cash compensation of our sole officer and director, Chris Cronin from inception (November 18, 2009) to November 30, 2011.

Summary Compensation Table

		Annual Compensation			Long Term Compensation
Name and Principal Position	YTD	Salary	Bonus	Other Annual Compensation	Restricted Stock	Options

Chris Cronin, President, Secretary Treasurer	2009	$-0-	-0-	-0-	-0-	-0-
	2010	$-0-	-0-	-0-	-0-	-0-
	2011	$-0-	-0-	-0-	-0-	-0-
	2012	$-0-	-0-	-0-	-0-	-0-

Mr. Cronin has not received any monetary compensation or salary since the inception of the Company. Mr. Cronin has agreed to not receive any compensation or enter into any employment agreements until the Company begins operations.

Directors’ Compensation
Directors are not entitled to receive compensation for services rendered to CommonWealth Realty Partners, or for each meeting attended except for reimbursement of out-of-pocket expenses. There are no formal or informal arrangements or agreements to compensate directors for services provided as a director.

Stock Option Grants
CommonWealth Realty Partners did not grant any stock options to the executive officer during the most recent fiscal period ended November 30, 2011. CommonWealth Realty Partners has also not granted any stock options to the Executive Officers since incorporation.

Employment Agreements
There are no current employment agreements or current intentions to enter into any employment agreements.

Future Compensation
Mr. Cronin has agreed to provide services to us without compensation until such time as either we have earnings from our revenue.

Board Committees
We do not currently have any committees of the Board of Directors, as our Board consists of one member. Additionally, due to the nature of our intended business, the Board of Directors does not foresee a need for any committees in the foreseeable future.

ITEM 12.　SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Stockholders
The following table sets forth, as of November 30, 2011, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

The following table sets forth information as of the date of this prospectus, and as adjusted giving effect to the sale of 1,500,000 shares of common stock in this offering, relating to the beneficial ownership of our common stock by those persons known to us to beneficially own more than 5% of our capital stock, by our director and executive officer, and by all of our directors, proposed directors and executive officers as a group.

Name of Beneficial Owner(1)	Number Of Shares	Percent Of Class

Chris Cronin, President/CEO/Director	9,235,000	92.35%

All Directors, Officers and Principal Stockholders as a Group	9,235,000	92.35%

“Beneficial ownership” means the sole or shared power to vote or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have “beneficial ownership” of any security that such person has the right to acquire within 60 days from the date of this prospectus

Changes in Control
None.

ITEM 13.　CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company utilizes office space provided at no cost from Mr. Cronin, our sole officer and director. Office services are provided without charge by the Company’s director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected.

During November of 2009, Mr. Cronin received 10,000,000 shares of common stock (of which 765,000 shares were later gifted to friends and family) and 1,000,000 shares of preferred stock, at a price of $0.001 per share as a founder of CommonWealth Realty Partners. Mr. Cronin is the sole officer, director, stockholder, and promoter of CommonWealth Realty Partners and developed the website and business plan. Mr. Cronin then gifted 765,000 shares to friends and family including his brother, mother, father, and in-laws on December 1, 2009. All shareholders have voting and investment control over the shares entitled to them.

Name of Shareholder	Number Of Shares
Joy Cronin(1)	300,000
Paul Cronin(2)	300,000
Edward and Elinor Dalton(3)	20,000
Michael and Katie Underwood(4)	5,000
Pat Cronin(4)	10,000
Tomas and Rose Dennis(5)	10,000
Tim Cronin(6)	10,000

(1)	Is the mother of Chris Cronin, our president. Her address is 155-49 Spinnaka Ridge Road, Wells, ME 04090
(2)	Is the father of Chris Cronin, our president. His address is 127 Front Street, Apt 2RT, Marblehead, MA 01945
(3)	Are the mother and father in-law of Chris Cronin, our president. Their address is 20 Foster St, Danvers, MA 01923
(4)	Is the brother of Chris Cronin, our president. His address is 10 Pond Rd, Apt. #5, Beverly, MA 01915
(5)	Tomas and Rose Dennis are the in-laws of Chris Cronin, our president. Their address is 2 Wentworth Drive, Newton, NH 03858
(6)	Is the brother of Chris Cronin, our president. His address is PSC 473, Box 8-339, FPO AP, 96349-0008

Mr. Cronin currently holds a promissory note with the Company for lending $1,600 to the Company for operating expenses. The promissory note does not have a term of repayment, is non-interest bearing, and is unsecured.

Mr. Cronin is currently our sole officer and director and therefore, may establish certain rights and privileges that will benefit him. Mr. Cronin may, in the future, establish compensation for himself or for other employees of the Company. Furthermore, after the effect of the sale of all the shares offered herein, Mr. Cronin will continue to be the controlling shareholder.

It should be noted that many of the shareholders of the Company are related to Mr. Cronin.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

(1) 　 Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2010	$5,297	Silberstein Ungar, PLLC
2011	$6,000	Silberstein Ungar, PLLC

(2) 　 Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2010	$	Nil	Silberstein Ungar, PLLC
2011	$	Nil	Silberstein Ungar, PLLC

(3) 　 Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2010	$	Nil	Silberstein Ungar, PLLC
2011	$	Nil	Silberstein Ungar, PLLC

(4) 　 All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2010	$	Nil	Silberstein Ungar, PLLC
2011	$	Nil	Silberstein Ungar, PLLC

(5) 　 Our audit committee's pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6) 　 The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full time, permanent employees was 0%.

PART IV.

ITEM 15.　Exhibits and Reports on Form 10-K

The following Exhibits are incorporated herein by reference from the Registrant's S-11 Registration Statement filed with the Securities and Exchange Commission, SEC file # 333-163807on December 16, 2009. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Document Description

3.1	Articles of Incorporation.

3.2	Bylaws.

The following documents are included herein:

Exhibit No.	Document Description

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Commonwealth Realty Partners, INC.

May 17, 2012	By:	/s/ Christopher Cronin
Christopher Cronin
Chief Financial Officer and Secretary

	By:	/s/ Christopher Cronin
Christopher Cronin
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

May 17, 2012	By:	/s/ Christopher Cronin
Christopher Cronin
Chief Financial Officer and Secretary

May 17, 2012	By:	/s/ Christopher Cronin
Christopher Cronin
Chief Executive Officer and Director