Form 10-K
period 2010-11-30
COMMONWEALTH REALTY PARTNERS, INC.
filed 2012-08-30
CIK 1477130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 333-164986

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer,""accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). YES ☒ NO ☐

At August 28, 2012, there were 10,000,000 shares of Registrant's ordinary shares outstanding.

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

Since our inception on November 18, 2009 to November 30, 2010, we have not generated any revenues and have incurred a net loss of $ 25,383. There can be no assurance that the actual expenses incurred will not materially exceed our estimates or that cash flows from property revenue will be adequate to maintain our business. As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in the registration statement.

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

We are a development stage company organized in November 2009 and have recently commenced operations, which makes an evaluation of us extremely difficult. At this stage of our business operations, even with our good faith efforts, we may never become profitable or generate any significant amount of revenues, thus potential investors have a high probability of losing their investment. Our auditor has substantial doubt about our ability to continue as a going concern. Additionally, our auditor’s report reflects the fact that the ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately the achievement of significant operating revenues. If we are unable to continue as a going concern, you will lose your investment.

We were incorporated in November 2009 as a Nevada corporation. As a result of our start-up operations we have; (i) generated no revenues, (ii) accumulated deficits of $17,693 for the period ended November 30, 2010, (iii) have been focused on organizational and start-up activities, business plan development, and website design since we incorporated. There is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. Our future operating results will depend on many factors, including our ability to raise adequate working capital, demand for our service, ability to locate properties and investment opportunities, the level of our competition and our ability to attract and maintain key management and employees. Additionally, our auditor’s report reflects that the ability of CommonWealth Realty Partners to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. If we are unable to continue as a going concern, you will lose your investment. You should not invest in this offering unless you can afford to lose your entire investment.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None

ITEM 2. DESCRIPTION OF PROPERTY

We maintain our principal executive offices at 200 S. Virginia Street – 8th Floor, Reno, NV 89501. Starting in December 31, 2009, we entered into an agreement to use this office space for $79 per month. We believe that this space is sufficient for our current requirements. The Company does not own any properties at this time and does not anticipate owning or leasing any additional properties prior to the consummation of a Business Combination, if ever.

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

None.

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

Management’s Discussion and Analysis of Financial Statements and Results of Operations.

Results of Operations

For the period ended November 30, 2010 and 2009

There were no revenues for the period ended November 30, 2010 or for the period ended November 30, 2009. Expenses for the period ended November 30, 2010 were $15,093 compared to $2,600 for the period ended November 30, 2009. These expenses were related to professional fees related to this S- 1 1 registration statement.

Liquidity and Capital Resources

The Company had $1,290 in unrestricted cash as of November 30, 2010 and $5,000 in unrestricted cash as of November 30, 2009. The investigation of prospective financing candidates involves the expenditure of capital. The Company will likely have to look to Mr. Cronin or to third parties for additional capital. There can be no assurance that the Company will be able to secure additional financing or that the amount of any additional financing will be sufficient to conclude its business objectives or to pay ongoing operating expenses. We will also seek to finance the purchase of real properties with bank financing that may be available.

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

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our Form 10-K and the financial statements included in the 10-K. During the year ended November 30, 2010 there have been no significant changes in our critical accounting policies.

Recent Accounting Pronouncements

Recent accounting pronouncements are disclosed in our Form 10-K and the financial statements included with the 10-K. During the year ended November 30, 2010 there have been no new accounting pronouncements which are expected to significantly impact our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8. FINANCIAL STATEMENTS

COMMONWEALTH REALTY PARTNERS, INC.
TABLE OF CONTENTS
NOVEMBER 30, 2010

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

CommonWealth Realty Partners, Inc.

Newburyport, MA

We have audited the accompanying balance sheets of CommonWealth Realty Partners, Inc. as of November 30, 2010 and 2009, and the related statement of operations, stockholder’s equity (deficit), and cash flows for the periods then ended and for the period from November 18, 2009 (date of inception) through November 30, 2010. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CommonWealth Realty Partners, Inc. as of November 30, 2010 and 2009, and the results of its operations and cash flows for the periods then ended and for the period from November 28, 2009 (inception) to November 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has negative working capital, has incurred operating losses since inception, and has not received any revenue from sales of products or services, and has incurred losses from operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 8.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

Silberstein Ungar, PLLC
Bingham Farms, Michigan
April 6, 2012

COMMONWEALTH REALTY PARTNERS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

As of November 30, 2010 and 2009

ASSETS	2010	2009

Current Assets
Cash and equivalents	$1,290	$5,000
Prepaid expenses	0	5,000

TOTAL ASSETS	$1,290	$10,000

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current Liabilities
Accrued expenses	$6,383	$0
Loans payable – related parties	1,600	1,600

Total current liabilities	7,983	1,600

Stockholder’s equity (deficit)
Preferred Stock, $.001 par value, 10,000,000 shares authorized, 1,000,000 shares issued and outstanding	1,000	1,000
Common Stock, $.001 par value, 65,000,000 shares authorized, 10,000,000 shares issued and outstanding	10,000	10,000
Deficit accumulated during the development stage	(17,693)	(2,600)

Total stockholder’s equity (deficit)	(6,693)	8,400

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)	$1,290	$10,000

See accompanying notes to financial statements.

COMMONWEALTH REALTY PARTNERS, INC.

 (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

Years Ended November 30, 2010 and 2009

Period from November 18, 2009 (Inception) to November 30, 2010

	Year Ended November 30, 2010	Year Ended November 30, 2009	From November 18, 2009 (inception) to November 30, 2010

Revenues	$-0-	$-0-	$-0-

Operating Expenses	15,093	2,600	17,693

Net Loss	$(15,093)	$(2,600)	$(17,693)

Net loss per share: Basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding: Basic and diluted	10,000,000	10,000,000

See accompanying notes to financial statements.

COMMONWEALTH REALTY PARTNERS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIT)

Period from November 18, 2009 (Inception) to November 30, 2010

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

COMMONWEALTH REALTY PARTNERS, INC.

 (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

Periods Ended November 30, 2010 and 2009

Period from November 18, 2009 (Inception) to November 30, 2010

	Year Ended November 30, 2010	Year Ended November 30, 2009	From November 18, 2009 (inception) to November 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(15,093)	$(2,600)	$(17,693)
Change in non-cash working capital items:
Increase (decrease) in prepaid expenses	5,000	(5,000)	-0-
Increase in accrued expenses	6,383	-0-	6,383
NET CASH (USED IN) OPERATING ACTIVITIES	(3,710)	(7,600)	(11,310)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of stock	-0-	11,000	11,000
Proceeds from note payable – related parties	-0-	1,600	1,600
NET CASH PROVIDED BY FINANCING ACTIVITIES	-0-	12,600	12,600

NET INCREASE (DECREASE) IN CASH	(3,710)	5,000	1,290

CASH, BEGINNING OF PERIOD	5,000	-0-	-0-
CASH, END OF PERIOD	$1,290	$5,000	$1,290

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-0-	$-0-	$-0-
Income taxes paid	$-0-	$-0-	$-0-

See accompanying notes to financial statements.

COMMONWEALTH REALTY PARTNERS, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
November 30, 2010

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

Cash and Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At November 30, 2010 and 2009, respectively, the Company had $1,290 and $5,000 of unrestricted cash.

Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, prepaid expenses, and an amount due to a relate dparty. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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
November 30, 2010

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

NOTE 2 – PREPAID EXPENSES

Prepaid expenses consisted of the following at November 30, 2010 and 2009:

	2010	2009
Prepaid legal fees	$-0-	$5,000

NOTE 3 – ACCRUED EXPENSES

Accrued expenses consisted of the following at November 30, 2010 and 2009:

	2010	2009
Accrued legal fees	$5,927	$-0-
Accrued state excise tax	456	-0-
Total Accrued Expenses	$6,383	$-0-

NOTE 4 – NOTE PAYABLE – RELATED PARTY

The Company received a $1,600 note payable from an individual on November 18, 2009.  The note is due on demand, unsecured, and bears no interest.  The individual is related due to his ownership of CBC Realty Investments, LLC, which is the owner of 100% of the outstanding common stock of the Company.

COMMONWEALTH REALTY PARTNERS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
November 30, 2010

NOTE 5 – OPERATING EXPENSES

Operating expenses consisted of the following for the periods ended November 30, 2010 and 2009:

	2010	2009
Professional fees	$12,427	$2,600
State excise tax	456	0
Filing and transfer agent fees	2,210	0
Total Operating Expenses	$15,093	$2,600

NOTE 6 – INCOME TAXES

For the periods ended November 30, 2010 and 2009, the Company has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $17,700 at November 30, 2010, and will expire beginning in the year 2029.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	2010	2009
Deferred tax asset attributable to:
Net operating loss carryover	$6,000	$884
Valuation allowance	(6,000)	(884)
Net deferred tax asset	$-	$-

NOTE 7 – PREFERRED STOCK

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
November 30, 2010

NOTE 8 – LIQUIDITY AND GOING CONCERN

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

NOTE 9 – SUBSEQUENT EVENTS

The Company has committed to issue 1,000,000 common shares to a business consultant and 50,000 common shares to its corporate attorney, for services to be rendered.

The Company has analyzed its operations subsequent to November 30, 2010 through the date these financial statements were submitted to the Securities and Exchange Commission and has determined that it does not have any other material subsequent events to disclose in these financial statements.

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

As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of November 30, 2010. Management’s assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control over Financial Reporting —Guidance for Smaller Public Companies. In performing the assessment, management has concluded that our internal control over financial reporting was not effective as of November 30, 210.

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

The members of our Board of Directors serve, without compensation, until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. At present, Chris Cronin is our sole officer and director. Information as to the director and executive officer is as follows:

Name	Age	Title

Chris Cronin	45	President, Secretary/Treasurer, Director

Duties, Responsibilities and Experience

Chris Cronin, 45, has over 20 years in the construction industry. Mr. Cronin has a solid foundation in real estate development, finance and new business development. A graduate of Keene State College with a B.S. in Building Construction Management, he is a licensed general contractor and a licensed real estate agent for the State of Massachusetts. Mr. Cronin also has a diverse background in small business enterprises, including launching, funding, and growing several profitable companies in the fields of high-tech and marketing. Over the course of his career, he has been directly responsible for the success and growth of companies, both as an employee and principal owner. His strengths are in sales, negotiating deals, construction and money management, building critical relationships, innovative thinking, and generating revenue. For the past five (5) years, Mr. Cronin has built and remodeled both single family and multi-family homes for his own account. He purchased and sold all value-added real estate assets. Mr. Cronin’s average purchase values were between $150,000 and $500,000 with a 15% average gross margin. Typically, in the past five years, Mr. Cronin bought and sold between three to six properties per year. Most of his purchases were in the greater Boston area. Mr. Cronin was also responsible for the property maintenance and property management.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the cash compensation of our sole officer and director, Chris Cronin from inception (November 18, 2009) to November 30, 2010.

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

Stock Option Grants
CommonWealth Realty Partners did not grant any stock options to the executive officer during the most recent fiscal period ended November 30, 2010. CommonWealth Realty Partners has also not granted any stock o ptions to the Executive Officers since incorporation.

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

ITEM 12.　SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Stockholders
The following table sets forth, as of November 30, 2010, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

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

2010	$5,297	Silberstein Ungar, PLLC
2009	$2,600	Silberstein Ungar, PLLC

(2) 　 Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2009	$	Nil	Silberstein Ungar, PLLC
2010	$	Nil	Silberstein Ungar, PLLC

(3) 　 Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2009	$	Nil	Silberstein Ungar, PLLC
2010	$	Nil	Silberstein Ungar, PLLC

(4) 　 All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2009	$	Nil	Silberstein Ungar, PLLC
2010	$	Nil	Silberstein Ungar, PLLC

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

Commonwealth Realty Partners, INC.

August 29, 2012	By:	/s/ Christopher Cronin
Christopher Cronin
Chief Financial Officer and Secretary

	By:	/s/ Christopher Cronin
Christopher Cronin
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

August 29, 2012	By:	/s/ Christopher Cronin
Christopher Cronin
Chief Financial Officer and Secretary

August 29, 2012	By:	/s/ Christopher Cronin
Christopher Cronin
Chief Executive Officer and Director