Form 10-Q
period 2011-05-31
COMMONWEALTH REALTY PARTNERS, INC.
filed 2012-08-30
CIK 1477130

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2011

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

COMMONWEALTH REALTY PARTNERS, INC.
TABLE OF CONTENTS
MAY 31, 2011

Balance Sheets as of May 31, 2011 and November 30, 2010 (unaudited)	F-1

Statements of Operations for the three and six months ended May 31, 2011 and May 31, 2010 and the Period from November 18, 2009 (date of inception) to May 31, 2011 (unaudited)	F-2

Statement of Stockholder’s Deficit as of May 31, 2011 (unaudited)	F-3

Statements of Cash Flows for the six months ended May 31, 2011 and May 31, 2010 and the Period from November 18, 2009 (date of inception) to May 31, 2011 (unaudited)	F-4

Notes to Financial Statements	F-5 to F-7

COMMONWEALTH REALTY PARTNERS, INC.

(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (unaudited)
As of May 31, 2011 and November 30, 2010

	May 31, 2011	November 30, 2011
ASSETS

Current Assets
Cash and equivalents	$2,789	$1,290
Prepaid expenses	0	0

TOTAL ASSETS	$2,789	$1,290

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accrued expenses	$0	$6,383
Note payable – related party	9,600	1,600

Total current liabilities	9,600	7,983

Stockholders’ equity (deficit)
Preferred Stock, $.001 par value, 10,000,000 shares authorized, 1,000,000 shares issued and outstanding	1,000	1,000
Common Stock, $.001 par value, 65,000,000 shares authorized, 10,000,000 shares issued and outstanding	10,000	10,000
Deficit accumulated during the development stage	(17,811)	(17,693)
Total stockholders’ equity (deficit)	(6,811)	(6,693)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,789	$1,290

See accompanying notes to financial statements.

COMMONWEALTH REALTY PARTNERS, INC.

 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
Three and Six months Ended May 31, 2011 and 2011
Period from November 18, 2009 (Inception) to May 31, 2011

	The Months Ended May 31, 2011	Three months ended May 31, 2010	Six months Ended May 31, 2011	Six months Ended May 31, 2010	From November 18, 2009 (Inception) to May 31, 2011

Revenues	-0-	-0-	$-0-	$-0-	$-0-

Expenses	-0-	1,858	118	8,228	17,811

Net Income (Loss)	-0-	(1,858)	$(118)	$(8,228)	$(17,811)

Net income (loss) per share: Basic and diluted	0.00	0.00	$0.00	$(0.00)

Weighted average shares outstanding: Basic and diluted	10,000,000	10,000,000	10,000,000	10,000,000

See accompanying notes to financial statements.

COMMONWEALTH REALTY PARTNERS, INC.

(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (unaudited)
Period from November 18, 2009 (Inception) to May 31, 2011

	Preferred Stock		Common Stock		Deficit accumulated during the development
			Shares	Amount	Stage	Total

Issuance of stock @ $.001	1,000,000	$1,000	10,000,000	$10,000	$-	$11,000
Net loss for the period ended November 30, 2009	-	-	-	-	(2,600)	(2,600)
Balance, November 30, 2009	1,000,000	1,000	10,000,000	10,000	(2,600)	8,400

Net loss for the year ended November 30, 2010	-	-	-	-	(15,093)	(15,093)

Balance, November 30, 2010	1,000,000	1,000	10,000,000	10,000	(17,693)	(6,693)

Net income (loss) for the six months ended May 31, 2011	-	-	-	-	(118)	(118)

Balance, May 31, 2011	1,000,000	1,000	10,000,000	10,000	(17,811)	(6,811)

See accompanying notes to financial statements.

COMMONWEALTH REALTY PARTNERS, INC.

(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
Six months Ended May 31, 2011 and May 31, 2011
Period from November 18, 2009 (Inception) to May 31, 2011

	Six months Ended May 31, 2011	Six months Ended May 31, 2010	Period from November 18, 2009 (Inception) to May 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$(118)	$(8,228)	$(17,811)
Change in non-cash working capital items:
(Increase) decrease in prepaid expenses	0	5,000	0
Increase (decrease) in accrued expenses	(6,383)	(2,250)	0
NET CASH (USED IN) OPERATING ACTIVITIES	(6,501)	(978)	(17,811)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of stock	0	0	11,000
Proceeds from note payable – related party	8,000	0	9,600
NET CASH PROVIDED BY FINANCING ACTIVITIES	8,000	0	20,600

NET INCREASE (DECREASE) IN CASH	1,499	(978)	2,789

CASH, BEGINNING OF PERIOD	1,290	5,000	-0-
CASH, END OF PERIOD	$2,789	$4,022	$2,789

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-0-	$-0-
Income taxes paid	$-0-	$-0-

See accompanying notes to financial statements.

COMMONWEALTH REALTY PARTNERS, INC.

(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

May 31, 2011

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

Cash and Cash Equivalents
The Company considers all highly liquid investments with maturities of six months or less to be cash equivalents.  At May 31, 2011 and November 30, 2010 the Company had $2,789 and $1290 of unrestricted cash.

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

May 31, 2011

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

NOTE 4 – INCOME TAXES

For the periods ended May 31, 2011, the Company has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $17,800 at May 31, 2011, and will expire beginning in the year 2029.

COMMONWEALTH REALTY PARTNERS, INC.

(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

May 31, 2011

NOTE 4 – INCOME TAXES (continued)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

May 31, 2011
Deferred tax asset attributable to:
Net operating loss carryover	$3,060
Valuation allowance	(3,060)
Net deferred tax asset	$-

NOTE 5 – PREFERRED STOCK

At May 31, 2011, the Company had 1,000,000 shares of preferred stock that were issued and outstanding.  Each share of preferred stock can be converted into one share of common stock.  Each share of preferred stock carries voting rights that are the same as the common shares voting rights.  Presently, the preferred shares do not carry any preferences, right, or privileges that differ from those of the common shares.

NOTE 6 – SUBSEQUENT EVENTS

The Company has committed to issue 50,000 common shares to its corporate attorney, for services to be rendered.

The Company has analyzed its operations subsequent to May 31, 2011 through the date these financial statements were issued and has determined that it does not have any other material subsequent events to disclose in these financial statements.

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

Operating Expense

Total operating expenses for the six months ended May 31, 2011 were $118 compared to expenses for the period ended May 31, 2011 of $17,911 since inception and $8,228 for the six months ended May 31, 2010.

Net Loss

Net loss for the six months ended May 31, 2011 was $(118) and $(8,228) for the six months ended May 31, 2010 compared to the period ended May 31, 2011 since inception of $(17,811).

Liquidity and Capital Resources

At May 31, 2011, we had $2,789 in cash.

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our S-1 Registration Statement. During the six months ended May 31, 2011 there have been no significant changes in our critical accounting policies.

Recent Accounting Pronouncements

Recent accounting pronouncements are disclosed in our S-1 Registration Statement, deemed effective with the Securities and Exchange Commission on October 14, 2010. During the six months ended May 31, 2011 there have been no new accounting pronouncements which are expected to significantly impact our consolidated financial statements.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of May 31, 2011.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are currently effective to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to them.

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

Based upon an evaluation conducted for the period ended May 31, 2011, our Chief Executive Officer and Chief Financial Officer as of May 31, 2011, and as of the date of this Report, has concluded that as of the end of the periods covered by this report, he has identified no material weakness of Company internal controls.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on its evaluation, our management concluded that, as of May 31, 2011, our internal control over financial reporting was effective.

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