Form 10-Q
period 2010-08-31
COMMONWEALTH REALTY PARTNERS, INC.
filed 2012-09-07
CIK 1477130

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2010

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

COMMONWEALTH REALTY PARTNERS, INC.
TABLE OF CONTENTS
AUGUST 31, 2010

Balance Sheets as of August 31, 2010 and November 30, 2009 (unaudited)	F-1

Statements of Operations for the three and nine months ended August 31, 2010 and the Period from November 18, 2009 (date of inception) to August 31, 2010 (unaudited)	F-2

Statement of Stockholder’s Deficit as of August 31, 2010 (unaudited)	F-3

Statements of Cash Flows for the nine months ended August 31, 2010 and the Period from November 18, 2009 (date of inception) to August 31, 2010 (unaudited)	F-4

Notes to Financial Statements	F-5 to F-7

COMMONWEALTH REALTY PARTNERS, INC.

(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (unaudited)
As of August 31, 2010 and November 30, 2009

	August 31, 2010	November 30, 2009
ASSETS

Current Assets
Cash and equivalents	$2,522	$5,000
Prepaid expenses	0	5,000

TOTAL ASSETS	$2,522	$10,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accrued expenses	$750	$0
Note payable – related party	1,600	1,600

Total current liabilities	2,350	1,600

Stockholders’ equity (deficit)
Preferred Stock, $.001 par value, 10,000,000 shares authorized, 1,000,000 shares issued and outstanding	1,000	1,000
Common Stock, $.001 par value, 65,000,000 shares authorized, 10,000,000 shares issued and outstanding	10,000	10,000
Deficit accumulated during the development stage	(10,828)	(2,600)
Total stockholders’ equity (deficit)	172	8,400

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,522	$10,000

See accompanying notes to financial statements.

COMMONWEALTH REALTY PARTNERS, INC.

 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
Three and Nine months ended August 31, 2010
Period from November 18, 2009 (Inception) to August 31, 2010

	Three Months Ended August 31, 2010	Nine months ended August 31, 2010	From November 18, 2009 (Inception) to August 31, 2010

Revenues	-0-	$-0-	$-0-

Expenses	-0-	8,228	10,828

Net Income (Loss)	-0-	$(8,228)	$(10,828)

Net income (loss) per share: Basic and diluted	0.00	$(0.00)	(0.00)

Weighted average shares outstanding: Basic and diluted	10,000,000	10,000,000	10,000,000

See accompanying notes to financial statements.

COMMONWEALTH REALTY PARTNERS, INC.

(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (unaudited)
Period from November 18, 2009 (Inception) to August 31, 2010

	Preferred Stock		Common Stock		Deficit accumulated during the development
			Shares	Amount	Stage	Total

Issuance of stock @ $.001	1,000,000	$1,000	10,000,000	$10,000	$-	$11,000
Net loss for the period ended November 30, 2009	-	-	-	-	(2,600)	(2,600)
Balance, November 30, 2009	1,000,000	1,000	10,000,000	10,000	(2,600)	8,400

Net income (loss) for the nine months ended August 31, 2010	-	-	-	-	(8,228)	(8,228)

Balance, August 31, 2010	1,000,000	1,000	10,000,000	10,000	(10,828)	172

See accompanying notes to financial statements.

COMMONWEALTH REALTY PARTNERS, INC.

(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
Nine months ended August 31, 2010
Period from November 18, 2009 (Inception) to August 31, 2010

	Nine months Ended August 31, 2010	Period from November 18, 2009 (Inception) to August 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$(8,228)	$(10,828)
Change in non-cash working capital items:
(Increase) decrease in prepaid expenses	5,000	0
Increase (decrease) in accrued expenses	750	750
NET CASH (USED IN) OPERATING ACTIVITIES	(2,478)	(10,078)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of stock	0	11,000
Proceeds from note payable – related party	0	1,600
NET CASH PROVIDED BY FINANCING ACTIVITIES	0	12,600

NET INCREASE (DECREASE) IN CASH	(2,478)	2,522

CASH, BEGINNING OF PERIOD	5,000	-0-
CASH, END OF PERIOD	$2,522	$2,522

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-0-	-0-
Income taxes paid	$-0-	-0-

See accompanying notes to financial statements.

COMMONWEALTH REALTY PARTNERS, INC.

(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

August 31, 2010

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

Cash and Cash Equivalents
The Company considers all highly liquid investments with maturities of six months or less to be cash equivalents.  At August 31, 2010 and November 30, 2009 the Company had $2,522 and $5,000 of unrestricted cash.

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

August 31, 2010

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

NOTE 2 – ACCRUED EXPENSES

Accrued expenses at November 30, 2009 consisted of amounts owed to the company’s outside legal counsel and amounts owed for state excise taxes.

NOTE 3 – NOTES PAYABLE – RELATED PARTY

The Company received a $1,600 note payable from an individual on November 18, 2009, and, from the same individual, another $8,000 in December, 2010.  The notes are due on demand, unsecured, and bear no interest.  The individual is a shareholder, officer, and director of the Company.

NOTE 4 – INCOME TAXES

For the periods ended August 31, 2010, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $10,800 at August 31, 2010, and will expire beginning in the year 2029.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2010
Deferred tax asset attributable to:
Net operating loss carryover	$3,682
Valuation allowance	(3,682)
Net deferred tax asset	$-0

COMMONWEALTH REALTY PARTNERS, INC.

(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

August 31, 2010

NOTE 4 – INCOME TAXES (continued)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

August 31, 2010
Deferred tax asset attributable to:
Net operating loss carryover	$3,060
Valuation allowance	(3,060)
Net deferred tax asset	$-

NOTE 5 – PREFERRED STOCK

At August 31, 2010, the Company had 1,000,000 shares of preferred stock that were issued and outstanding.  Each share of preferred stock can be converted into one share of common stock.  Each share of preferred stock carries voting rights that are the same as the common shares voting rights.  Presently, the preferred shares do not carry any preferences, right, or privileges that differ from those of the common shares.

NOTE 6 – SUBSEQUENT EVENTS

The Company has committed to issue 50,000 common shares to its corporate attorney, for services to be rendered.

The Company has analyzed its operations subsequent to August 31, 2010 through the date these financial statements were issued and has determined that it does not have any other material subsequent events to disclose in these financial statements.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in this report and those in our S-1 registration statement deemed effective on October 14, 2009 and our Post Effective Amendment. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including but not limited to, those described under “Risk Factors” included in Part II, Item IA of this report.

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

Results of Operations

Assets

Currently, we have $2,522 in cash our only asset.

Operating Expense

Total operating expenses for the nine months ended August 31, 2010 were $8,228 compared to expenses for the period ended August 31, 2010 of $0 since inception and $8,228 for the nine months ended August 31, 2009.

Net Loss

Net loss for the nine months ended August 31, 2010 was $(8,228) compared to the period ended August 31, 2010 since inception of $(10,828).

Liquidity and Capital Resources

At August 31, 2010, we had $2,522 in cash.

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our S-1 Registration Statement. During the nine months ended August 31, 2010 there have been no significant changes in our critical accounting policies.

Recent Accounting Pronouncements

Recent accounting pronouncements are disclosed in our S-1 Registration Statement, deemed effective with the Securities and Exchange Commission on October 14, 2009. During the nine months ended August 31, 2010 there have been no new accounting pronouncements which are expected to significantly impact our consolidated financial statements.

Liquidity and Capital Resources

The Company has $2,522 in cash. The investigation of prospective financing candidates involves the expenditure of capital. The Company will likely have to look to its sole officer, Mr. Christopher Cronin, or to third parties for additional capital. There can be no assurance that the Company will be able to secure additional financing or that the amount of any additional financing will be sufficient to conclude its business objectives or to pay ongoing operating expenses.

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

We will require as much as $100,000 in order to purchase a property and to effectively implement our business plan. We currently only have $2,522. Therefore, the cash currently available to us may not enable us to develop the site to the state in which it will optimally be able to generate revenues. If we are to generate revenues prior to needing any additional funding, we will immediately reinvest such revenues into purchasing properties and deployment of our business plan. We believe that the cash we have available will sustain us for approximately three (3) more months so long as we continuing operating in the manner that we are currently operating.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of August 31, 2010.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are currently effective to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to them.

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

Based upon an evaluation conducted for the period ended August 31, 2010, our Chief Executive Officer and Chief Financial Officer as of August 31, 2010, and as of the date of this Report, has concluded that as of the end of the periods covered by this report, he has identified no material weakness of Company internal controls.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on its evaluation, our management concluded that, as of August 31, 2010, our internal control over financial reporting was effective.

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

Commonwealth Realty Partners, Inc.

Date: September 5, 2012	By:	/s/ Christopher Cronin
President and Director
Christopher Cronin
(Principal Executive Officer)

Date: September 5, 2012	By:	/s/ Christopher Cronin
Secretary, Treasurer ,and Chief Financial Officer
Christopher Cronin
(Principal Financial Officer, and Principal Accounting Officer)