Form 10-Q
period 2012-08-31
COMMONWEALTH REALTY PARTNERS, INC.
filed 2012-10-22
CIK 1477130

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2012

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

At August 31, 2012, there were 10,000,000 shares outstanding of the registrant’s common stock.

COMMONWEALTH REALTY PARTNERS, INC.

TABLE OF CONTENTS

AUGUST 31, 2012

Balance Sheets as of August 31, 2012 and November 30, 2011 (unaudited)	F-1

Statements of Operations for the three and Nine months ended August 31, 2012 and August 31, 2011 and the Period from November 18, 2009 (date of inception) to August 31, 2012 (unaudited)	F-2

Statement of Stockholder’s Deficit as of August 31, 2012 (unaudited)	F-3

Statements of Cash Flows for the Nine months ended August 31, 2012 and August 31, 2011 and the Period from November 18, 2009 (date of inception) to August 31, 2012 (unaudited)	F-4

Notes to Financial Statements	F-5 to F-7

COMMONWEALTH REALTY PARTNERS, INC.

(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (unaudited)
As of August 31, 2012 and November 30, 2011

	August 31, 2012	November 30, 2011
ASSETS
Current Assets
Cash and equivalents	$1,060	$2,789
Prepaid expenses	0	0

TOTAL ASSETS	$1,060	$2,789

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accrued expenses	$0	$7,116
Note payable – related party	17,172	10,056

Total current liabilities	17,172	17,172

Stockholders’ equity (deficit)
Preferred Stock, $.001 par value, 10,000,000 shares authorized, 1,000,000 shares issued and outstanding	1,000	1,000
Common Stock, $.001 par value, 65,000,000 shares authorized, 10,000,000 shares issued and outstanding	10,000	10,000
Deficit accumulated during the development stage	(27,112)	(25,383)
Total stockholders’ equity (deficit)	(16,112)	(14,383)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,060	$2,789

See accompanying notes to financial statements.

COMMONWEALTH REALTY PARTNERS, INC.

 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
Three and Nine months Ended August 31, 2012 and 2011
Period from November 18, 2009 (Inception) to August 31, 2012

	Three Months Ended August 31, 2012	Three months ended August 31, 2011	Nine months Ended August 31, 2012	Nine months Ended August 31, 2011	From November 18, 2009 (Inception) to August 31, 2012

Revenues	-0-	-0-	$-0-	$-0-	$-0-

Expenses	1,425	-0-	1,729	118	27,112

Net Income (Loss)	(1,425)	-0-	$(1,729)	$(118)	$(27,112

Net income (loss) per share:
Basic and diluted	0.00	0.00	$0.00	$(0.00

Weighted average shares outstanding:
Basic and diluted	10,000,000	10,000,000	10,000,000	10,000,000

See accompanying notes to financial statements.

COMMONWEALTH REALTY PARTNERS, INC.

(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (unaudited)
Period from November 18, 2009 (Inception) to August 31, 2012

			Common Stock		Deficit accumulated during the development
	Preferred Stock		Shares	Amount	stage	Total

Issuance of stock @ $.001	1,000,000	$1,000	10,000,000	$10,000	$-	$11,000

Net loss for the period ended November 30, 2009	-	-	-	-	(2,600)	(2,600)

Balance, November 30, 2009	1,000,000	1,000	10,000,000	10,000	(2,600)	8,400

Net loss for the year ended November 30, 2010	-	-	-	-	(15,093)	(15,093)

Balance, November 30, 2010	1,000,000	1,000	10,000,000	10,000	(17,693)	(6,693)

Net loss for the year ended November 30, 2011	-	-	-	-	(7,690)	(7,690)

Balance, November 30, 2011	1,000,000	1,000	10,000,000	10,000	(25,383)	(14,383)

Net income (loss) for the Nine months ended August 31, 2012	-	-	-	-	(1,729)	(1,729)

Balance, August 31, 2012	1,000,000	$1,000	10,000,000	$10,000	$(27,112)	$(16,112)

See accompanying notes to financial statements.

COMMONWEALTH REALTY PARTNERS, INC.

(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
Nine months Ended August 31, 2012 and August 31, 2011
Period from November 18, 2009 (Inception) to August 31, 2012

	Nine months Ended August 31 2012		Nine months Ended August 31, 2011	Period from November 18, 2009 (Inception) to August 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$(1,729)		$(118)	$(27,112)
Change in non-cash working capital items:
(Increase) decrease in prepaid expenses	0		0	0
Increase (decrease) in accrued expenses	(1,116)		(6,383)	0
NET CASH (USED IN) OPERATING ACTIVITIES	(	)	(6,501)	(27,112)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of stock	0		0	11,000
Proceeds from note payable – related party	1,116		8,000	17,172
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,116		8,000	28,172

NET INCREASE (DECREASE) IN CASH	0		1,499	1,060

CASH, BEGINNING OF PERIOD	2,789		1,290	-0-
CASH, END OF PERIOD	$1,060		$2,789	$1,060

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-0-		$-0-
Income taxes paid	$-0-		$-0-

See accompanying notes to financial statements.

COMMONWEALTH REALTY PARTNERS, INC.

(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

August 31, 2012

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

Cash and Cash Equivalents
The Company considers all highly liquid investments with maturities of Nine months or less to be cash equivalents.  At August 31, 2012 and November 30, 2011 the Company had $1,060 and $2,789 of unrestricted cash, respectively.

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

August 31, 2012

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

NOTE 2 – ACCRUED EXPENSES

Accrued expenses consisted of the following at August 31, 2012 and November 30, 2011:

	August 31, 2012	November 30, 2011

Accrued professional fees	$0	$6,000
Accrued state excise tax	0	456
Accrued state license fees	0	660
Total Accrued Expenses	$0	$7,116

NOTE 3 – NOTES PAYABLE – RELATED PARTY

The Company received a $1,600 note payable from an individual on November 18, 2009, and, from the same individual, another $8,000 in December, 2010, $1,116 in February, 2012, $4,000 in March 2012, and $2,000 in May 2012.  The notes are due on demand, unsecured, and bear no interest.  The individual is a shareholder, officer, and director of the Company.

NOTE 4 – INCOME TAXES

For the periods ended August 31, 2012, the Company has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $25,400 at August 31, 2012, and will expire beginning in the year 2029.

COMMONWEALTH REALTY PARTNERS, INC.

(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

August 31, 2012

NOTE 4 – INCOME TAXES (continued)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	August 31, 2012	November 30, 2011

Deferred tax asset attributable to:
Net operating loss carryover	$8,640	$8,640
Valuation allowance	(8,640)	(8,640)
Net deferred tax asset	$-	$-

NOTE 5 – PREFERRED STOCK

At August 31, 2012, the Company had 1,000,000 shares of preferred stock that were issued and outstanding.  Each share of preferred stock can be converted into one share of common stock.  Each share of preferred stock carries voting rights that are the same as the common shares voting rights.  Presently, the preferred shares do not carry any preferences, right, or privileges that differ form those of the common shares.

NOTE 6 – SUBSEQUENT EVENTS

The Company has committed to issue 50,000 common shares to its corporate attorney, for services to be rendered.

The Company has analyzed its operations subsequent to August 31, 2012 through the date these financial statements were issued and has determined that it does not have any other material subsequent events to disclose in these financial statements.

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

1)
Commercial properties (retail, office, and multi-family) including stable assets (those that cash flow, but have little upside on equity) and “value-added” assets where the current asset has little cash flow, but has the potential for great value increases and increased cash flow so long as we add value through rehab or remanaging.

2)	Residential

i.	Purchase defunct development deals. Deals that have already been permitted and construction or rehab may begin immediately
ii.	Low risk, high margin deals with quick turn-around, also known as “flips.” In the event we only raise 50% of the proceeds herein described, these are the properties we would most likely invest.

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

Results of Operations

Assets

Currently, we have $1,060 in cash our only asset.

Operating Expense

Total operating expenses for the Nine months ended August 31, 2012 were $0 compared to expenses for the period ended August 31, 2012 of $27,112 since inception and $118 for the Nine months ended August 31, 2011.

Net Loss

Net loss for the Nine months ended August 31, 2012 was $(0) and $(118) for the Nine months ended August 31, 2011 compared to the period ended August 31, 2012 since inception of $(27,112).

Liquidity and Capital Resources

At August 31, 2012, we had $1,060 in cash.

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our S-1 Registration Statement. During the Nine months ended August 31, 2012 there have been no significant changes in our critical accounting policies.

Recent Accounting Pronouncements

Recent accounting pronouncements are disclosed in our S-1 Registration Statement, deemed effective with the Securities and Exchange Commission on October 14, 2010. During the Nine months ended August 31, 2012 there have been no new accounting pronouncements which are expected to significantly impact our consolidated financial statements.

Liquidity and Capital Resources

The Company has $1,060 in cash. The investigation of prospective financing candidates involves the expenditure of capital. The Company will likely have to look to its sole officer, Mr. Christopher Cronin, or to third parties for additional capital. There can be no assurance that the Company will be able to secure additional financing or that the amount of any additional financing will be sufficient to conclude its business objectives or to pay ongoing operating expenses.

In the past, Mr. Cronin has provided any cash needed for operations, including any cash needed for this Offering. To date, Mr. Cronin has lent the Company $17,172. Mr. Cronin intends to lend the Company additional capital to pay the accounts payable and to cover any additional costs related to this Offering, but has no obligation to do so. The Note that Mr. Cronin currently has with the Company is a non-interest bearing, unsecured, and has no term of repayment.

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

We will require as much as $100,000 in order to purchase a property and to effectively implement our business plan. We currently only have $1,060.Therefore, the cash currently available to us may not enable us to develop the site to the state in which it will optimally be able to generate revenues. If we are to generate revenues prior to needing any additional funding, we will immediately reinvest such revenues into purchasing properties and deployment of our business plan. We believe that the cash we have available will sustain us for approximately three (3) more months so long as we continuing operating in the manner that we are currently operating.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of August 31, 2012.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are currently effective to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to them.

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

Based upon an evaluation conducted for the period ended August 31, 2012, our Chief Executive Officer and Chief Financial Officer as of August 31, 2012, and as of the date of this Report, has concluded that as of the end of the periods covered by this report, he has identified no material weakness of Company internal controls.

Corporate expenses incurred are processed and paid by the officer of the Company.  The current number of transactions is not sufficient to justify the retaining of additional accounting personnel.

Management’s Report on Internal Control over Financial Reporting

Our management has the responsibility to establish and maintain adequate internal controls over our financial reporting, as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934. Our internal controls are designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our external financial statements in accordance with generally accepted accounting principles (GAAP).

Due to inherent limitations of any internal control system, management acknowledges that there are limitations as to the effectiveness of internal controls over financial reporting and therefore recognize that only reasonable assurance can be gained from any internal control system. Accordingly, our internal control system may not detect or prevent material misstatements in our financial statements and projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and participation of management, we have performed an assessment of the effectiveness of our internal controls over financial reporting as of August 31, 2012. This assessment was based on the criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of our assessment, the Company has determined that as of August 31, 2012, there was a material weakness in the Company’s internal control over financial reporting. Specifically, while in the performance of this assessment, management identified that its accounting staff do not have sufficient technical accounting knowledge relating to accounting for GAAP matters. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of August 31, 2012.   Notwithstanding the existence of such material weakness in our internal controls over financial reporting, our management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management is committed to remediating the material weakness as quickly as possible. In recognition of immediate financial reporting needs, the Company intends to implement additional controls and procedures during the current fiscal year to continue to ensure timely and accurate financial reporting objectives. Such additional controls and procedures may include: The retention of a U.S. based CPA as Chief Financial Officer with U.S. GAAP experience and appropriate knowledge of internal controls over financial reporting, for purposes of appropriate oversight of the financial reporting process and continued training of the accounting staff; recruitment of additional personnel with relevant U.S. GAAP experience to enhance our financial reporting and internal control function; retention of the services of a consultant for advisory services with respect to SOX 404 compliance.

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