Form 10-Q/A
period 2012-08-31
COMMONWEALTH REALTY PARTNERS, INC.
filed 2012-10-26
CIK 1477130

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q /A
Amendment No. 1

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

EXPLANATORY NOTE

This 10-Q is being amended to solely disclose that the filed 10-Q had not been reviewed by our independent registered public accounting firm in accordance with Statement on Auditing Standards No. 100 (“SAS 100”), as required by Rule 10-01 of Regulation S-X.

No other changes have been made to the Form 10-Q. This amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the Form 10-Q.

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

Commonwealth Realty Partners, Inc.

Date: October 15, 2012	By:	/s/ Christopher Cronin
President and Director
Christopher Cronin
(Principal Executive Officer)

Date: October 15, 2012	By:	/s/ Christopher Cronin
Secretary, Treasurer ,and Chief Financial Officer
Christopher Cronin
(Principal Financial Officer, and Principal Accounting Officer)